Form 10-Q
period 2011-03-31
POWAY MUFFLER & BRAKE, INC.
filed 2011-08-12
CIK 1482361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

Commission File No. 33-164856

POWAY MUFFLER AND BRAKE, INC.
(exact name of registrant as specified in its charter)

Colorado	94-3364776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

13933 Poway Road, Poway, CA 92064
(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code -- (858) 748-2994

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

As of August 3, 2011 Poway Muffler and Brake, Inc. had 1,460,000 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

POWAY MUFFLER & BRAKE, INC.
Balance Sheet
as at March 31, 2011 and December 31,2010

	March 31,	December 31,
	2011	2010
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash and Cash Equivalents	$3,647	$195
Accounts Receivable	12,268	10,439
Inventory	8,347	8,397
Prepaid Rent	1,857	1,857
Prepaid Sales Tax	563	-
Total Current Assets	26,682	20,888

Property and Equipment	111,876	111,876
Accumulated Depreciation	(92,997)	(92,620)
Total Property and Equipment	18,879	19,256

Total Assets	$45,561	$40,144

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	9,515	9,356
Sales Tax Payable	1,772
Current portion, long term debt	3,552	5,352
Total Current Liabilities	14,839	14,708

Long Term Liabilities
Obligations under capital lease	14,208	13,747

Other Liabilities
Stockholder's Loan	74,687	72,187
Due to affiliated company	65,956	53,857
	140,643	126,044

Total Liabilities	169,690	154,499

Stockholders' Deficit
Common Stock, $0.01 par value; authorized:
750,000,000 shares; issued and outstanding:
1,360,000 shares as at December 31, 2009
1,460,000 shares as at December 31, 2010	1,460	1,460
Additional Paid-In Capital	192,842	192,842
Deficit	(57,912)	(48,138)
Deficit accumulated in the development stage	(260,519)	(260,519)

Total Stockholders' Deficit	(124,129)	(114,355)

Total Liabilities and Shareholders' Deficit	$45,561	$40,144

POWAY MUFFLER & BRAKE, INC.
Statement of Operations
For the three months ended March 31, 2011 and 2010
(Unaudited)

	March 31,
	2011	2010

Sales	$72,008	$48,444

Cost of Sales	59,941	37,792

Gross Profit	12,067	10,652

General and Administrative Expenses
Professional Fees	7,745	750
Occupancy Costs	9,408	10,628
Other General and Administrative Expenses	4,688	5,503

General and Administrative Expenses	21,841	16,881

Net Income before taxes	(9,774)	(6,229)

Taxes	-	-

Net Income after Taxes	$(9,774)	$(6,229)

POWAY MUFFLER & BRAKE, INC.
Statement of Cash Flows
For the three months ended March 31, 2011 and 2010
(Unaudited)

	March 31,
	2011	2010
Cash flows from operating activities:
Net Income from operations	$(9,774)	(6,229)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	377
Change in operating assets and liabilities:
Accounts Receivable	(1,829)	(568)
Prepaid Sales Tax	(563)
Accounts Payable	159	1,429
Sales Tax Payable	1,772	617
Inventory	50	1,878
Current Portion, Long Term Debt	(1,800)
Net cash provided by (used by) operating activities	(11,608)	(2,873)

Cash flows from investing activities:
Capitalized leases	461	(322)
Purchase (Disposal) Property & Equipment
Net cash (used by) investing activities	461	(322)

Cash flows from financing activities:
Bank Overdraft		2,103
Proceeds (repayment) of stockholders' loan	2,500
Proceeds of loan from affiliated company	12,099
Net cash provided by (used by) financing activities	14,599	2,103

Net increase (decrease) in cash	3,452	(1,092)

Cash, beginning of the period	195	1,092

Cash, end of the period	$3,647	$-

Supplemental cash flow disclosure:
Interest paid	$-	$138
Taxes paid	$-	$-

POWAY BRAKE AND MUFFLER, INC.

NOTES TO THE FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2011
(Unaudited)

NOTE 1 – BASIS OF PREPARATION

These interim financial statements as of and for the three  months ended March 31, 2011 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December  31, 2010 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of results for the entire year ending December 31, 2011.

NOTE 2 – ORGANIZATION AND DESCRIPTION OF BUSINESS

The financial statements presented are those of Poway Muffler and Brake, Inc., doing business as PMB Automotive Repair, (the “Company”).  The Company was incorporated as Ross Investments Inc. in Colorado on January 6, 1989. The Company was capitalized in 2000 and made preparations to enter business, but no revenue was subsequently earned.   The Company was dormant in 2007 and 2008 until a merger with Poway Brake and Muffler, Inc. was effected on December 15, 2008.  Poway Muffler and Brake, Inc. was a closely held private company operating a brake and muffler business in Poway, California. Ross Investments was the acquirer and surviving company. The President of Ross Investments, Bruce Penrod, resigned and was replaced by Alan Ligi, President of Poway Muffler and Brake. Ross Investments thereupon changed its name to Poway Brake and Muffler, Inc.

The original Poway Muffler and Brake Inc. was incorporated in California on August 15, 2003 to enter the muffler and brake business.  The Company purchased an existing business, Poway Muffler and Brake at 13933 Poway Road, Poway, California on August 30, 2003.  Alan J. Ligi assumed the offices of President, Secretary and Treasurer, and a Director.  On December 15, 2008 a merger was effected with Ross Investments Inc., a Colorado shell corporation.  The original Poway Muffler and Brake stock was cancelled.  Ross Investments was the acquirer and the surviving corporation.  Ross Investments Inc. then changed its name to Poway Brake and Muffler Inc.

Current Business of the Company

The Company operates a muffler and brake shop in a 2,060 square foot stand-alone leased building having three bays, an outside bay and a loft for inventory.  Apart from serving the public, the Company serves others in the automobile trade with whom they have formed business relationships:  truck fleets, auto dealerships, auto repair shops.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING P0LICIES

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued   ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures” for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  FASB ASC 820-10 defines fair value as the price  that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

-	Level 1: Quoted prices in active markets for identical assets or liabilities

-
Level 2:  Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities;  quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

-	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses. The carrying amounts of such financial instruments as of arch 31, 2011, were determined according to the following inputs:

		Observable Inputs
	Observable	Other Than	Unobservable
	Inputs	Level 1 Prices	Inputs, significant	Total
	Level 1	Level 2	Level 3

Accounts Receivable		12,268		12,268
Accounts Payable		9,515		9,515
Stockholders' Loan		74,687		74,687
	0	96,470		96,470

Income Taxes

The Company utilizes FASB ACS 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  The Company generated a deferred tax credit through net operating loss carryforward.  However, a valuation allowance of 100% has been established.

Development Stage

The Company was in the development stage from inception, January 6, 1989 through December 31, 2008.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company for the six months ended March 31, 2011 recorded a loss of $9,774.   Cumulative losses of $318,431 since inception January 6, 1989 indicate that the Company may have difficulty in continuing as a going concern.

Management has embarked on a sales campaign aimed at other businesses in the automobile trade.  However the ability of the Company to continue as a going concern is dependent on the successful stimulation of sales in order to fund operating losses and become profitable.  If the Company is unable to make it profitable, the Company could be forced to cease development of operations.  Management cannot provide any assurances that the Company will be successful in its operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Accounts Receivable

The company’s accounts receivable are trade receivables from local businesses and individuals in the auto repair business.  The Company expects to collect the receivables in the next accounting period.  An allowance for doubtful accounts has been established at zero, based on collection experience since 2003.

Inventory

	March 31,	December 31,
	2011	2010

Finished Goods	$8,347	$8,397
Inventoried Costs	0	0
Work in Process	0	0
Raw Materials	0	0
Supplies	0	0

	$8,347	$8,397

Inventories are stated at the lower of cost or market value.  Cost includes only the wholesale cost of mufflers.  Market value represents net realizable value.  Inventories consist of mufflers of various types available to be installed.  A periodic inventory system is maintained by 100% count.  Inventory in previous years was replaced as installed in order to maintain the optimum stock on hand available for immediate installation.  The inventory was thus kept at the same level year to year. In 2010 the Company’s muffler dealer developed a capability for short order, allowing inventory stocks to be run down.  Slow moving and obsolescent items were written down in the fiscal year ended December 31, 2010 by $4,068.

Property and Equipment

Fixtures and equipment are stated at cost less accumulated depreciation at cost and depreciated using straight line methods over the estimated useful lives of the related assets ranging from 7 to 10 years.  Maintenance and repairs are expensed currently. Fixtures and equipment including leasehold improvements totaled  $91,387 as at September 30, 2010 and December 31, 2009 which, after application of depreciation, netted to zero. The cost of normal maintenance and repairs is charged to operations as incurred.  Major overhaul that extends the useful life of existing assets is capitalized.  When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income.
The Company purchased $20,489 in sophisticated auto engine analyzing equipment in the fiscal year ended December 31, 2010.

Long-lived assets

The Company accounts for long-lived assets under the FASB (Financial Accounting Standards Board) ASC (Accounting Standard Codification) 340-10 Other Assets and Deferred Costs,  (SFAS 142 and 144): “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets”) . In accordance with ASC 340-10, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset will not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

Basic and Diluted Earnings Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented.  ASC 260 requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As at March 31, 2011, there were no potentially dilutive securities.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2011:

2010
Basic and diluted net loss per share:

Numerator
Net Income (Loss)	$(9,774)
Denominator
Basic and diluted weighted average
number of shares outstanding	1,360,000

Basic and Diluted Net Loss Per Share	$(0.00)

Revenue Recognition

The Company's revenue recognition policies are in compliance with ASC 605-13 (Staff accounting bulletin (SAB) 104). Sales revenue is recognized at the date of completion of services to customers when a formal arrangement exists, the price is fixed or determinable, the delivery of services is completed, no other significant obligations of the Company exist and collectability is reasonably assured.

NOTE 4 – STOCKHOLDER’S LOAN

March 31, 2011
        $74,687

The loan from a stockholder is not subject to interest and has no terms of repayment.

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued ASC 855 (SFAS No. 165), "Subsequent Events".  ASC 855 sets forth the period after the balance sheet date through the date the financial statements were filed during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 (SFAS 165) was effective for interim or annual periods ending after June 15, 2009. The Company in adopting ASC 855 does not anticipate that ACS 165 will have an impact on its consolidated results of operations or financial position.

In June, 2009, the FASB issued their final SFAS, No. 168, “FASB Accounting Standards Codification”,    (“ASC”), and the Hierarchy of Generally Accepted Accounting Principles”.  This was reflected in the codification as FASB ASC 105, Generally Accepted Accounting Principles.   “ASC” is the single source of authoritative US generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities.  It is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company adopted ASC 105, which it is anticipated will not have an impact on the Company’s financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-01, amending SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.” This Standard codified in ASC 105 is being modified to include the authoritative and non-authoritative levels of GAAP. This amendment is effective for financial statements issued for interim and annual periods ending after September 15, 2009. ASU No. 2010-01 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events ( ASC Topic 855), Amendments to Certain Recognition and Disclosure Requirements.” This Standard update requires an SEC Filer to (1) evaluate subsequent events through the date that the financial statements are issued or available to be issued, (2) defines “SEC Filer” as an entity that is required to file or furnish its financial statements with either the SEC or, with respect to an entity subject to Section 12(i) of the Securities Exchange Act of 1934, as amended, the appropriate agency under that Section, (3) not be bound to disclosing the date through which subsequent events have been evaluated, (4) note the definition of public entity is no longer defined nor necessary for Topic 855, (5) note the scope of the reissuance disclosure requirements is refined to include revised financial statements only. These Updates are effective for interim or annual periods ending after June 15, 2010. ASU No. 2010-09 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

There were no contingent liabilities as at March 31, 2011.

The Company signed a new property lease on September 30, 2008 for the following three year period at a minimal rent of $2,060 plus a common area fee of $640 per month.  An annual rent escalation clause is based on the Consumer Price Index for “San Diego – All Items”.   The lease provides for an option to renew for five years at a re-negotiated rent.

Future minimum lease payments required under the lease are as follows, for fiscal years ending December 31:

2011	24,300	Plus C.P.I. escalation

Total future minimum lease payments	$24,300

NOTE 7 – CAPITAL STRUCTURE

Common Stock Transactions during the period from inception January 6, 1989, (as Ross Investments Inc.)  through March 31, 2011:

On July 1, 2000, 63,000 shares were issued for cash at $1.00 per share in a private offering that realized $63,000.  On April 10, 2004, a 20:1 forward stock split was effected and 1,197,000 shares were issued pursuant to regulation D.

On December 15, 2008 a merger was effected between Ross Investments Inc. and Poway Muffler and Brake Inc., a private California company, in which Ross Investments was the acquirer and surviving corporation.  Under the terms of the Merger Agreement, 4,000,000 shares of Ross Investments held by Bruce Penrod, majority shareholder and President of the Company, were retired and cancelled.  These shares were replaced by 100,000 Ross Investment shares of nominal value nil that were re-issued to Bruce Penrod.  By this means Bruce Penrod relinquished control of the Company.

On August 26, 2010, 100,000 shares were issued in connection with the merger  between Ross Investments Inc. and Poway Muffler and Brake Inc.

As at March 31, 2011and December 31, 2010, the Company was authorized to issue 750,000,000 shares of $0.001 par value common stock, of which 1,360,000 shares were issued and outstanding at March 31, 2011 and December 31, 2010.

NOTE 8 – LEGAL PROCEEDINGS

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

NOTE 9 – SUBSEQUENT EVENTS

Events subsequent to March 31, 2011 have been evaluated through May 14, 2011, the date these statements were available to be issued, to determine whether they should be disclosed.  Management found no subsequent events to be disclosed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

The Company was incorporated in January 1989 as Ross Investments, Inc. under the laws of the State of Colorado.  From the date of Incorporation through December, 2008, the Company was a development stage company engaged in the business is software design and development for trading rare coins on the internet.  Prior to completing development of the software, other companies came to market with similar software, making our software virtually unmarketable.  In 2008, the Company's sole officer and director began to seek other companies for potential merger.

On December 15, 2008, the Company completed a merger with Poway Muffler and Brake, Inc., a California corporation (“PMB-CA”). Pursuant to the Share Exchange Agreement, each of the outstanding shares of PMB-CA common stock was converted into one share of the Company’s common stock.  All 100,000 shares of PMB-CA’s total outstanding common stock were held by Allan Ligi, PMB-CA’s sole shareholder.  Accordingly, upon closing of the Merger, Mr. Ligi’s shares of PMB-CA were converted into 100,000 shares of the Company’s common stock.  In addition, upon the closing of the Merger, the Company amended its Articles of Incorporation to change its name from Ross Investments, Inc. to Poway Muffler and Brake, Inc.  PMB-CA was established in 1994 as a retail automotive repair and maintenance service business.

RESULTS OF OPERATIONS

Gross revenue for the six months ending March 31, 2011 was $12,067, and operating expenses were $21,841. Net losses before taxes for the three months ending March 31, 2011 were $9,774.

The Company for the six months ended March 31, 2011 recorded a loss of $9,774. Cumulative losses of $318,431 since inception January 6, 1989 indicate that the Company may have difficulty in continuing as a going concern.

PLAN OF OPERATIONS

Short Term Goals (next 12 months)

Over the next 12 months, the Company’s growth plans include continuing efforts to further expand the catalytic converter replacement program , the fleet servicing program and auto body shop associations. Our plan of operation for the next twelve months will be focused on two major areas: Marketing and Research and Development.

Marketing

Our plan is to continue our service operations while expanding our new programs.  To do this, Mr. Ligi intends to designate 15 hours per week on marketing the Company’s fleet servicing and auto body programs to applicable business owners within the surrounding communities.

In addition, the Company intends to launch the marketing of its catalytic converter replacement program.  Marketing activities shall include actively marketing local car dealerships and numerous other automotive repair facilities that do not service exhaust systems.

One other marketing-related initiative calls for the Company to target driving schools as well as local area high schools driving programs to offer educational services to new drivers in training. PMB plans to provide this community service to educate new drivers on how to check their oil, and do routine vehicle inspection. Providing this service, PMB establishes its reputation early as a Company that both cares about its customers and more importantly, can be trusted when it comes to maintaining a safe and reliable vehicle.

Research and Development

We will continuously educate ourselves on automobile-related trends and consumer preferences, such as focus on environmentally-friendly alternatives, which may lead to additional replacement part programs like our catalytic converter replacement program.

Long Term Goals (five years)

Expansion

PMB consists of one Company owned store, with plans to expand to six such locations over the next 36 - 60 months.   The company believes that there are significant expansion opportunities in new as well as existing market areas which will result from a combination of opening new stores and acquiring existing store locations. The Company believes that the increasingly complex nature of automotive repair and the need for state-of-the-art equipment may bring opportunities for acquisitions of existing businesses.  The Company has not, however, conducted research to determine the demand for our services in any specific location.

We anticipate opening our first expanded location (Store No. 2) in or about month 36. We will then monitor available locations and opportunities within a 5 mile radius but not closer than 1 mile for our third location to be opened in approximately month 42. Following that same pattern we intend to expand again in month 48, then again in month 54, and finally our sixth location in month 60.

The Company anticipates that the capital required to open a new store will be approximately $120,000 per location, which includes approximately $30,000 for equipment, and $30,000 for inventory, $30,000 for working capital and $30,000 for securing a 3 bay garage location. Therefore, over the next 36-60 months, the total anticipated cost for expansion is $720,000. In instances where PMB acquires an existing business, it may pay additional amounts for intangible assets such as customer lists, covenants not-to-compete, trade names and goodwill. At this time, the Company anticipates leasing the land and/or buildings. At this time, the Company has not identified any potential locations. Our ability to establish new retail facilities will depend on whether we can identify suitable sites and negotiate acceptable lease or purchase and sale terms. However, we may not be able to do so, and identifying suitable sites and negotiating acceptable terms may be more expensive, or take longer, than we expect. Moreover, once we establish a new retail facility, numerous factors will contribute to its performance, such as a suitable location, qualified personnel and an effective marketing strategy. There can be no assurance that our retail facility expansion strategy will be accretive to our earnings within a reasonable period of time. In addition, our limited financial resources pose a significant challenge to our expansion goals.

Source of Funds

The Company plans to use funds generated from operations to accomplish its expansion goals.  However, given our current earnings, we may not yet have capital reserves necessary to move forward.  In such a case, the Company may decide to raise capital through the sale of stock.  As noted above in the section entitled "Risk Factors", finding potential investors may be difficult due to the high percentage of our stock being registered pursuant to this Registration Statement.  The issuance of common stock may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.  Due to these facts, we may be unable to seek outside funding, and our expansion goals will not be met.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

The Certifying Officer has also indicated that there were no changes in internal controls over financial reporting during the Company’s last fiscal quarter, and no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including the Certifying Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company, threatened against or affecting our company, our common stock, our officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.  Risk Factors

Not applicable because we are a smaller reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the six months ended June 30, 2011.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2011	POWAY MUFFLER AND BRAKE, INC.

	By:	/s/ Allan Ligi
Allan Ligi, President, Secretary and
Treasurer (Principal Executive Officer
and Principal Financial Officer)