Form 10-Q
period 2011-06-30
POWAY MUFFLER & BRAKE, INC.
filed 2011-08-12
CIK 1482361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

PART I
FINANCIAL INFORMATION

Item 1.       Financial Statements

POWAY MUFFLER & BRAKE, INC.
Balance Sheet
as at June 30, 2011 and December 31, 2010

	June 30	December 31,
	2011	2010
ASSETS	(Unaudited)
Current Assets
Cash and Cash Equivalents	$6,049	$195
Accounts Receivable	13,732	10,439
Inventory	8,307	8,397
Prepaid Rent	1,857	1,857
Prepaid Sales Tax	(563)	-
Total Current Assets	29,382	20,888

Property and Equipment	111,876	111,876
Accumulated Depreciation	(93,220)	(92,620)
Total Property and Equipment	18,656	19,256

Total Assets	$48,038	$40,144

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	10,479	9,356
Sales Tax Payable	1,833	-
Current portion, long term debt	2,214	5,352
Total Current Liabilities	14,526	14,708

Long Term Liabilities
Obligations under capital lease	14,208	13,747

Other Liabilities
Stockholder's Loan	79,687	72,187
Due to affiliated company	78,808	53,857
	158,495	126,044

Total Liabilities	187,229	154,499

Stockholders' Deficit
Common Stock, $0.01 par value; authorized:
750,000,000 shares; issued and outstanding:
1,460,000 shares as at December 31, 2010
1,460,000 shares as at June 30, 2011	1,460	1,460
Additional Paid-In Capital	192,842	192,842
Deficit	(72,974)	(48,138)
Deficit accumulated in the development stage	(260,519)	(260,519)
	`
Total Stockholders' Deficit	(139,191)	(114,355)

Total Liabilities and Shareholders' Deficit	$48,038	$40,144

The accompanying notes are an integral part of these financial statements

POWAY MUFFLER & BRAKE, INC.
Statement of Operations
For the six months ended June 30, 2011
(Unaudited)

	June 30,	June 30,
	2011	2010

Sales	$144,785	$105,020

Cost of Sales	121,077	76,561

Gross Profit	23,708	28,459

General and Administrative Expenses
Professional Fees	18,655	6,047
Occupancy Costs	16,160	15,942
Other General and Administrartive Expenses	13,729	15,942

General and Administrative Expenses	48,544	33,842

Net Income before taxes	(24,836)	(5,383)

Taxes	-	-

Net Income after Taxes	$(24,836)	$(5,383)

The accompanying notes are an integral part of these financial statements

POWAY MUFFLER & BRAKE, INC.
Statement of Cash Flows
For the six months ended June 30, 2011
(Unaudited)

	June 30	June 30
	2011	2010
Cash flows from operating activities:
Net Income from operations	$(24,836)	(5,383)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	600	-
Change in operating assets and liabilities:
Accounts Receivable	(3,293)	(4,919)
Prepaid Sales Tax	563	-
Accounts Payable	1,123	4,545
Sales Tax Payable	1,833	-
Inventory	90	441
Current Portion, Long Term Debt	(3,138)	-
Net cash provided by (used by) operating activities	(27,058)	(5,316)

Cash flows from investing activities:
Capitalized leases	461	-
Net cash (used by) investing activities	461	-

Cash flows from financing activities:
Sale of stock for cash
Contributed capital
Proceeds of stockholders' loan	7,500	4,122
Proceeds of loan from affiliated company	24,951	8,114
Net cash provided by (used by) financing activities	32,451	12,236

Net increase (decrease) in cash	5,854	6,920

Cash, beginning of the period	195	785

Cash, end of the period	$6,049	$7,705

Supplemental cash flow disclosure:
Interest paid	$-	$765
Taxes paid	$-	$800

The accompanying notes are an integral part of these financial statements

POWAY BRAKE AND MUFFLER, INC.

NOTES TO THE FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2011
(Unaudited)

NOTE 1 – BASIS OF PREPARATION

These interim financial statements as of and for the six  months ended June 30, 2011 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December  31, 2010 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six month period ended June 30, 2011 are not necessarily indicative of results for the entire year ending December 31, 2011.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses.  The carrying amounts of such financial instruments as of June 30, 2011, were determined according to the following inputs:

		Observable Inputs
	Observable	Other Than	Unobservable
	Inputs	Level 1 Prices	Inputs, significant	Total
	Level 1	Level 2	Level 3

Accounts Receivable		13,732		13,732
Accounts Payable		10,479		10,479
Stockholders' Loan		79,687		79,687
	0	103,898		103,898

Income Taxes

The Company utilizes FASB ACS 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  The Company generated a deferred tax credit through net operating loss carry-forward.  However, a valuation allowance of 100% has been established.

Development Stage

The Company was in the development stage from inception, January 6, 1989 through December 31, 2008.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company for the six months ended June 30, 2011 recorded a loss of $24,836.   Cumulative losses of $333,493 since inception August 15, 2003 indicate that the Company may have difficulty in continuing as a going concern.

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

Inventory

	June 30,	December 31,
	2011	2010

Finished Goods	$8,307	$8,397
Inventoried Costs	0	0
Work in Process	0	0
Raw Materials	0	0
Supplies	0	0

	$8,307	$8,397

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

Property and Equipment

Fixtures and equipment are stated at cost less accumulated depreciation at cost and depreciated using straight line methods over the estimated useful lives of the related assets ranging from 7 to 10 years.  Maintenance and repairs are expensed currently. Fixtures and equipment including leasehold improvements totaled $111,876 as at June 30, 2011 and December 31, 2010 which, after application of depreciation, netted to 18,686 at June 30, 2011 and 19,256 at December 31, 2010. The cost of normal maintenance and repairs is charged to operations as incurred.  Major overhaul that extends the useful life of existing assets is capitalized.  When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income.

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

Basic and Diluted Earnings Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented.  ASC 260 requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As at June 30, 2011, there were no potentially dilutive securities.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended June 30, 2011:

2011
Basic and diluted net loss per share:

Numerator
Net Income (Loss)	$(24,836)
Denominator
Basic and diluted weighted average number of shares outstanding	1,460,000

Basic and Diluted Net Loss Per Share	$(0.00)

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

NOTE 4 – STOCKHOLDER’S LOAN

June 30, 2011	December 31, 2010

$79,687	72,187

The loan from a stockholder is not subject to interest has no terms of repayment.

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

On December 1, 2010 we adopted guidance issued by the FASB ASU 2010-15 on the consolidation of variable entities.  The new guidance requires revised valuations of whether entities represent variable interest entities, ongoing assessments of control over such entities and additional disclosures for variable interests.  Adoption of the new guidance did not have a material impact on our financial statements.

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it.  The Company does not expect the adoption of any other pronouncements to have a n impact on its results of operations or financial position.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

There were no contingent liabilities as at June 30, 2011.

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

NOTE 7 – CAPITAL STRUCTURE

Common Stock Transactions during the period from inception January 6, 1989, (as Ross Investments Inc.)  through  June 30, 2011:

On July 1, 2000, 63,000 shares were issued for cash at $1.00 per share in a private offering that realized $63,000.

On April 10, 2004 a 20 to 1 forward stock split was effected, and 1,197,000 shares were issued pursuant to regulation D.

On December 15, 2008 a merger was effected between Ross Investments Inc. and Poway Muffler and Brake Inc., a private California company, in which Ross Investments was the acquirer and surviving corporation.  Under the terms of the Merger Agreement, 4,000,000 shares of Ross Investments held by Bruce Penrod, majority shareholder and President of the Company, were retired and cancelled.  These shares were replaced by 100,000 Ross Investment of shares of nominal value nil that were re-issued to Bruce Penrod.  By this means Bruce Penrod relinquished control of the Company.

On August 26, 2010, 100,000 shares were issued at par value $0.001 pursuant to the merger agreement between Ross Investments Inc. and Poway Muffler and Brake Inc.

As at June 30, 2011and December 31, 2010, the Company was authorized to issue 750,000,000 shares of $0.001 par value common stock, of which 1,460,000 shares were issued and outstanding at June 30, 2011 and December 31, 2010.

NOTE 8 – LEGAL PROCEEDINGS

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

NOTE 9 – SUBSEQUENT EVENTS

Events subsequent to June 30, 2011 have been evaluated through July 23,2011, the date these statements were available to be issued, to determine whether they should be disclosed.  Management found no subsequent events to be disclosed.

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

Since the date of Incorporation through June 30, 2011, the Company has incurred operating losses of $333,493.

RESULTS OF OPERATIONS

There have been no material changes to our results of operations for the six months ending June 30, 2011. Our gross revenue for the year ended December 31, 2009 was $47,349 and for the year ended December 31, 2010, was $40,144. Our operating expenses for the year ended December 31, 2009 totaled $64,523 and for the year ended December 31, 2010 totaled $71,291.  Thus, we generated net losses before taxes of $17,974 and $29,365 for the years ended December 31, 2009 and December 31, 2010 respectively.

Gross revenue for the six months ending June 30, 2011 was $23,708, and operating expenses were $48,544.  Net losses before taxes for the three months ending June 30, 2011 were $24,836.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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