Form 10-Q
period 2011-09-30
POWAY MUFFLER & BRAKE, INC.
filed 2011-11-21
CIK 1482361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

As of November 18, 2011 Poway Muffler and Brake, Inc. had 1,460,000 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

POWAY MUFFLER & BRAKE, INC.

Balance Sheet
as of September 30, 2011 and December 31, 2010

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$1,310	$195
Accounts Receivable	17,591	10,439
Inventory	8,307	8,397
Prepaid Rent	1,857	1,857
Total Current Assets	29,065	20,888

Property and Equipment	111,876	111,876
Accumulated Depreciation	(94,177)	(92,620)
Total Property and Equipment	17,699	19,256

Total Assets	$46,764	$40,144

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Bank Overdraft		$-
Accounts Payable and accrued liabilities	11,898	9,356
Current portion, long term debt	4,014	5,352
Total Current Liabilities	15,912	14,708

Long Terrm Liabilities
Obligations under capital lease	11,070	13,747

Long Term Liabilities
Stockholder's Loan	79,687	72,187
Due to affiliated company	77,372	53,857

Total Liabilities	$184,041	$154,499

Stockholders' Deficit
Common Stock, $0.01 par value; authorized
750,000,000 shares; issued and outstanding
1,460,000 shares as at December 31, 2010
1,460,000 shares as at September 30, 2011	1,460	1,460
Additional Paid-In Capital	192,842	192,842
Deficit	(71,060)	(48,138)
Deficit accumulated in the development stage	(260,519)	(260,519)

Total Stockholders' Deficit	(137,277)	(114,355)

Total Liabilities and Shareholders' Deficit	$46,764	$40,144

The accompanying notes are an integral part of these financial statements

POWAY MUFFLER & BRAKE, INC.

Statement of Operations
For the three and nine months ended September 30, 2011 and 2010
(Unaudited)

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2011	2010	2011	2010

Sales	$92,521	$61,710	$237,306	$166,960

Cost of Sales exclusive of
depreciation expense	68,364	55,202	189,441	133,448

Expenses
Professional Fees	4,184	1,575	22,839	7,622
Occupancy Costs	8,052	8,290	24,212	24,232
Other General and Administrative
Expenses	8,697	7,974	23,736	21,648
	20,933	17,839	70,787	53,502

Net Income before taxes	3,224	(11,331)	(22,922)	(19,990)

Taxes	-	-		-

Net Income after Taxes	$3,224	$(11,331)	$(22,922)	$(19,990)

Net Income per common share, basic
and diluted	$0.00	$(0.01)	$(0.02)	$(0.01)

Weighted average shares outstanding,
basic and diluted	1,360,000.00	1,360,000.00	1,360,000.00	1,360,000.00

The accompanying notes are an integral part of these financial statements

POWAY MUFFLER & BRAKE, INC.

Statement of Cash Flows
For the nine months ended September 30, 2011 and 2010

	For the Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net Income from operations	$(22,922)	$(19,990)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	1,557
Change in operating assets and liabilities:
Accounts Receivable	(7,153)	(7,268)
Accounts Payable	2,356	6,385
Inventory	90	1,878
Prepaid Rent
Net cash provided by (used by) operating activities	(26,072)	(18,995)

Cash flows from investing activities:
Purchase of fixed assets
Net cash (used by) investing activities	-	-

Cash flows from financing activities:
Bank Overdraft		788
Obligations ubder capital lease	(4,014)
Sale of stock for cash
Contributed capital
Proceeds of stockholders' loan	7,500	5,122
Proceeds of loan from affiliated company	23,515	12,300
Net cash provided by (used by)financing activities	27,001	18,210

Net increase (decrease) in cash	929	(785)

Cash, beginning of the period	381	785

Cash, end of the period	$1,310	$-

Supplemental cash flow disclosure:
Interest paid	$616	$1,149
Taxes paid	$800	$800

The accompanying notes are an integral part of these financial statements

POWAY BRAKE AND MUFFLER, INC.

NOTES TO THE FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2011
(Unaudited)

NOTE 1 – BASIS OF PREPARATION

These interim financial statements as of and for the nine  months ended September 30, 2011 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2010 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended September 30, 2011 are not necessarily indicative of results for the entire year ending December 31, 2011.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses.  The carrying amounts of such financial instruments as of September 30, 2011, were determined according to the following inputs:

		Observable Inputs
	Observable	Other Than	Unobservable
	Inputs	Level 1 Prices	Inputs, significant	Total
	Level 1	Level 2	Level 3

Accounts Receivable		17,591		17,591
Accounts Payable		11,898		11,898
Stockholders' Loan		79,687		79,687
		109,176		109,176

Income Taxes

The Company accounts for income taxes using the liability method prescribed by ASC 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2011 and December 31, 2010, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company generated a deferred tax credit through net operating loss carryforward.  However, a valuation allowance of 100% has been established.

Interest and penalties on tax deficiencies recognized in accordance with ASC accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

Development Stage

The Company was in the development stage from inception, January 6, 1989 through December 31, 2008.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company for the nine months ended September 30, 2011 recorded a loss of $22,922. Cumulative losses of $331,579 since incorporation January 6, 1989 indicate that the Company may have difficulty in continuing as a going concern.

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

Inventory

	September 30,	December 31,
	2011	2010

Finished Goods	$8,307	$8,397
Inventoried Costs	0	0
Work in Process	0	0
Raw Materials	0	0
Supplies	0	0

	$8,307	$8,397

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

Property and Equipment

Fixtures and equipment are stated at cost less accumulated depreciation at cost and depreciated using straight line methods over the estimated useful lives of the related assets ranging from 7 to 10 years.  Maintenance and repairs are expensed currently. Fixtures and equipment including leasehold improvements totaled $111,876 as at September 30, 2011 and December 31, 2010 which, after application of depreciation, netted to $17,699 at September 30, 2011 and to $19,256 at December 31, 2010. The cost of normal maintenance and repairs is charged to operations as incurred.  Major overhaul that extends the useful life of existing assets is capitalized.  When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income.

The Company purchased $20,489 in sophisticated auto engine analyzing equipment in the fiscal year ended December 31, 2010.

	September 30,	December 31
	2011	2010

Equipment	$111,526	$111,526
Furniture & Fixtures	350	350
	111,876	111,876
Accumulated depreciation	(94,177)	( 92,620
	$17,699	$19,256

Depreciation	$1,538	$1,508

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

Basic and Diluted Earnings Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented.  ASC 260 requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As at September 30, 2011, there were no potentially dilutive securities.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the nine months ended September 30, 2011:

	2011
Basic and diluted net loss per share:

Numerator
Net Income (Loss)		$(22,922)
Denominator
Basic and diluted weighted average number of shares outstanding		1,460,000

Basic and Diluted Net Loss Per Share	$	(0.02)

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

NOTE 4 – STOCKHOLDER’S LOAN

September 30, 2011	December 31, 2010
$79,687	72,187

The loan from a stockholder is not subject to interest, has no terms of repayment, is non callable and has no maturity.

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

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it.  The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

There were no contingent liabilities as at September 30, 2011.

The Company signed a property lease on September 30, 2008 for the following three year period at a minimal rent of $2,060 plus a common area fee of $640 per month.  An annual rent escalation clause is based on the Consumer Price Index for “San Diego – All Items”.   The lease provides for an option to renew for five years at a re-negotiated rent.

Future minimum lease payments required under the lease are as follows, for fiscal years ending December 31:

2011	24,300	Plus C.P.I. escalation
Total future minimum lease payments	$24,300

NOTE 7 – CAPITAL STRUCTURE

There was no stock issued in the nine months ended September 30, 2011.

As at September 30, 2011and December 31, 2010, the Company was authorized to issue 750,000,000 shares of $0.001 par value common stock, of which 1,460,000 shares were issued and outstanding at September 30, 2011 and December 31, 2010.

NOTE 8 – LEGAL PROCEEDINGS

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

NOTE 9 – SUBSEQUENT EVENTS

Events subsequent to September 30, 2011 have been evaluated through November 14, 2011, the date these statements were available to be issued, to determine whether they should be disclosed.  Management found no subsequent events to be disclosed.

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

Since the date of Incorporation through September 30, 2011, the Company has incurred operating losses of $330,269.

RESULTS OF OPERATIONS

There have been no material changes to our results of operations for the nine months ending September 30, 2011. Our gross revenue for the year ended December 31, 2009 was $47,349 and for the year ended December 31, 2010, was $40,144. Our operating expenses for the year ended December 31, 2009 totaled $64,523 and for the year ended December 31, 2010 totaled $71,291.  Thus, we generated net losses before taxes of $17,974 and $29,365 for the years ended December 31, 2009 and December 31, 2010 respectively.

Gross revenue for the nine months ending September 30, 2011 was $47,865, and operating expenses were $70,787.  Net losses before taxes for the nine months ending September 30, 2011 were $22,922.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the nine months ended September 30, 2011.

Item 3.       Defaults upon Senior Securities

None.

Item 4.       (Removed and Reserved)

Item 5.       Other Information

None.

Item 6.       Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 18, 2011	POWAY MUFFLER AND BRAKE, INC.

	By:	/s/ Allan Ligi
Allan Ligi
President, Secretary and Treasurer (Principal Executive Officer and Principal Financial Officer)