Form 10-K
period 2011-12-31
POWAY MUFFLER & BRAKE, INC.
filed 2012-04-03
CIK 1482361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2011
or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No.  33-164856

POWAY MUFFLER AND BRAKE, INC.
(exact name of registrant as specified in its charter)

COLORADO	94-3364776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

13933 Poway Road, Poway, CA 92064
(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code -- (858) 748-2994

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☒
Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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
Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
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
Yes ☐  No ☒

As of March 27, 2012 there were 1,460,000 shares of common stock outstanding.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: $1,260,000 based on a price of $1.00 per share, being the issue price per share of the last private placement of our company in April, 2004. The aggregate market value as determined by the average of bid and ask closing prices is inapplicable due to the fact that the common shares of our company have not traded to date.

Documents Incorporated by Reference:   None

ii

iii

PART I

ITEM 1.       BUSINESS.

Organization Within The Last Five Years

Poway Muffler and Brake, Inc. (previously Ross Investments, Inc.) was incorporated in January 1989 under the laws of the State of Colorado to engage in any lawful corporate undertaking.   Until December, 2008, the Company’s operations were focused on the development of software for online trading of rare coins.

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

Information About Our Business

The Company offers a comprehensive array of automotive repair and maintenance services. The Company specializes in front-end alignments, brake system, steering, suspension, exhaust, and general engine repair and replacement services. The Company currently operates solely at its California location at 13933 Poway Rd., Poway, San Diego County, California.

PMB historically operated mainly as muffler and exhaust specialist, with brakes, shocks, and struts serving as sidebar contributors to the Company’s annual revenues.  However, with the changes that have occurred in the automotive repair industry, so has the mix of PMB’s business.  The Company currently provides a broad range of services on passenger cars, light trucks and vans for brakes (estimated at 20% of fiscal 2008 sales); mufflers and exhaust systems (40%); and steering, drive train, suspension and wheel alignment (25%). The Company also provides other products and services including tires (5%) and routine maintenance services including state inspections (10%). PMB specializes in the repair and replacement of parts which must be periodically replaced as they wear out. Normal wear on these parts generally is not covered by new car warranties. The Company typically does not perform under-the-hood repair services except for oil change services, various “flush and fill” services and some minor tune-up services. The Company does not sell parts or accessories to the do-it-yourself market.

The Company  owns and maintains a $30,000 custom tube bending machine enabling PMB to create custom exhaust systems for off road racing vehicles and custom cars with oversized engines, and some older Recreational Vehicles (“RVs”)  requiring specialized exhaust solutions.   To the best of our knowledge, PMB is the only shop of its kind in the San Diego area with an outside lift rack that enables the Company to repair recreational vehicles and large or over-sized off road vehicles.  This allows the Company the unique ability to service RVs, off-road racing vehicles, and custom cars that could not otherwise be serviced by our competitors.

PMB has also developed a catalytic converter replacement program that enables vehicle owners to save approximately 40% compared to purchasing original equipment manufacture ("OEM") parts and still maintain California smog compliant and automotive manufacturers warranty coverage when they require this service.. The Company structured a deal with an aftermarket manufacturer to provide factory qualified replacement catalytic converters that cost approximately 40% less than original manufacturer's parts. This, in turn, drastically reduces the cost of this increasingly needed service. We do not have any written agreements with the aftermarket manufacturer and note that our base costs for catalytic converters can rise at any time, making this segment of our business less profitable. According to the Manufacturers of Emission Controls Association, the average life of a catalytic converter is 100k miles of operation and because consumers are keeping their cars longer this can help increase sales and build-in an additional customer base for various other needed services. The National Bureau of Transportation Statistics 2008 Annual Report shows that the median and mean age of automobiles has steadily increased since 1969. In 2007, the overall median age for automobiles was 9.2 years, a significant increase since 1997 when the median age of vehicles in operation in the US was 8.1 years. The Report also shows that the median age for light trucks is 7.1 years. Therefore, for PMB, the fact that the average age of the U.S. automobile has been increasing the past several years provides the Company with increasing opportunities for growth.. The Company plan is to launch advertising and marketing for its catylic converter replacement service within the next quarter.

The Company has implemented several new programs in the recent years that the Company hopes will provide steady income growth in the future.  For example, PMB recently initiated a service program that includes contracting with local auto body companies to provide suspension repair on automobiles that require such work after an accident.   PMB commenced this service with one local auto body company in 2008, and has already yielded positive results.  While PMB does not currently have a written "referral" agreement with this auto body company, PMB expects this single relationship may provide an increase in revenues on an ongoing basis.

Another recent addition is the establishment of a fleet servicing program. Over the last couple of years, PMB has targeted regional construction, plumbing, and electrical contractors that have at least ten or more vehicles in their fleets and has offered these businesses slightly discounted service rates.   This is a recent undertaking for the Company, and preliminary indications are that the fleet servicing program may be another significant contributor towards PMB’s profitability.

Industry Competition

PMB competes in the approximately $150 billion U.S. automotive aftermarket industry, which includes replacement parts (collision parts and heavy truck parts excluded), accessories, maintenance items, batteries, and automotive fluids for cars, and light trucks.  Primary competitors include auto dealers, national, regional and local shops, as well as shops run by mass merchandisers.  However, PMB’s ability to service large and custom vehicles gives PMB a market advantage over its local competitors.   Additionally, because of its geographical location, PMB does not experience the same level of seasonality as shops located in cold weather climates.

Governmental Regulations and Environmental Laws

The Company is subject to rules governing the handling, storage and disposal of hazardous substances contained in some of the products that we sell and use.  PMB handles used automotive oils, fluids, and solvents that are disposed of by third party contractors licensed to handle such waste. As a result, while PMB is subject to a number of federal, state, and local laws designed to protect the environment. The Company is also subject to regulation regarding the installation of catalytic converters. In addition to environmental laws, PMB is subject to the Federal Occupational Safety and Health Act and other laws regulating safety and health.

These laws and regulations can impose fines and criminal sanctions for violations and require the installation of pollution control equipment or operational changes to decrease the likelihood of accidental hazardous substance releases. Accordingly, we could become subject to material liabilities relating to the investigation and cleanup of contaminated properties, and to claims alleging personal injury or property damage as a result of exposure to, or release of, hazardous substances. In addition, stricter interpretation of existing laws and regulations, new laws and regulations, the discovery of previously unknown contamination or the imposition of new or increased requirements could require us to incur costs or become the basis of new or increased liabilities that could have a material adverse effect on our business, financial condition and results of operations.

National automotive repair chains have also been the subject of investigations and reports by consumer protection agencies and the Attorneys General of various states. Publicity in connection with these investigations could have an adverse effect on our sales and, consequently, our business, financial condition and results of operations. State and local governments have also enacted numerous consumer protection laws that we must comply with.

The costs of our operations may increase if there are changes in laws governing minimum hourly wages, working conditions, overtime, workers’ compensation insurance rates, unemployment tax rates or other laws and regulations. A material increase in these costs that we were unable to offset by increasing our prices or by other means would have a material adverse effect on our business, financial condition and results of operations.

Employees

The Company currently employs two full time employees.

ITEM 1A.    RISK FACTORS.

Not applicable.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.       PROPERTIES.

Our principal office is located at13933 Poway Road, Poway, CA 92064.  PMB leases its main retail location in Poway, CA. In February, 2008, the Company signed a five year lease extension on the shop location. The lease terms are 60 months at $2,600 per month, for a total commitment of $156,000 through the end of 2012.

ITEM 3.       LEGAL PROCEEDINGS.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS.

None.

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Shares of the Company’s common stock are currently listed on the Over-The-Counter Bulletin Board under the symbol “PWMY.”  In the past twelve months, zero shares of the Company's stock has traded.

As of March 27, 2012, there are 1,460,000 shares of common stock issued and outstanding.  These shares of common stock are held of record by 37 registered shareholders.

DIVIDENDS

We have not paid dividends on our common stock and do not expect to declare and pay dividends on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

None.

RECENT SALES OF UNREGISTERED SECURITIES NOT PREVIOUSLY REPORTED ON A QUARTERLY REPORT ON FORM 10-Q OR A CURRENT REPORT ON FORM 8-K

None.

PURCHASE OF EQUITY SECURITIES BY ISSUER IN FOURTH QUARTER

None.

ITEM 6.       SELECTED FINANCIAL DATA.

Not applicable.  See the financial statements and accompanying notes included with this report.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Since the date of Incorporation through December 31, 2011, the Company has incurred operating losses of $359,588.

RESULTS OF OPERATIONS

There have been no material changes to our results of operations for the twelve months ending December 31, 2011. Our gross revenue for the year ended December 31, 2011 was $67,628 and for the year ended December 31, 2010, was $41,926. Our operating expenses for the year ended December 31, 2011 totaled $93,723 and for the year ended December 31, 2010 totaled $71,291.  Thus, we generated net losses before taxes of $26,095 and $29,364 for the years ended December 31, 2011 and December 31, 2010 respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

PLAN OF OPERATIONS

Due to economic conditions, we our ability to implement our short term and long term goals has been impaired.  Therefore, our short term and long term goals have remain unchanged.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders
Poway Muffler and Brake, Inc.

I have audited the accompanying balance sheet of Poway Muffler and Brake, Inc. as of December 31, 2011 and 2010 and the related statements of operations, of stockholders’ equity and of cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but do not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Poway Muffler and Brake, Inc. as of December 31, 2011 and 2010, and the results of its operations, stockholders’ equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has accumulated consistent annual losses. This raises substantial doubt concerning the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

I previously audited and reported upon the balance sheet of Poway Muffler & Brake Inc. as of December 31, 2010, and the related statements of operations, stockholders’ equity and cash flows for the year then ended.  My report was issued prior to the revision of the statements and notes thereto as reported in Note 8.  There was no effect of the revisions on net loss or net equity

/s/ John Kinross-Kennedy

John Kinross-Kennedy
Certified Public Accountant
Irvine, California
February 29, 2012

POWAY MUFFLER & BRAKE, INC.

Balance Sheet
as of December 31,

	2011	2010
		(Restated)
ASSETS
Current Assets
Cash and Cash Equivalents	$14,440	$195
Accounts Receivable	9,855	10,439
Inventory	7,389	8,397
Prepaid Rent	1,857	1,857
Total Current Assets	33,541	20,888

Property and Equipment	113,000	111,876
Accumulated Depreciation	(94,696)	(92,620)
Total Property and Equipment	18,304	19,256

Total Assets	$51,845	$40,144

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Bank Overdraft		$-
Accounts Payable and accrued liabilities	15,887	9,356
Current portion, long term debt	4,661	5,352
Total Current Liabilities	20,548	14,708

Long Terrm Liabilities
Obligations under capital lease	11,829	13,747

Long Term Liabilities
Stockholder's Loan	79,687	72,187
Due to affiliated company	81,031	53,857

Total Liabilities	$193,095	$154,499

Stockholders' Deficit
Common Stock, $0.01 par value; authorized
750,000,000 shares; issued and outstanding
1,460,000 shares as at December 31, 2010
1,460,000 shares as at September 30, 2011	1,460	1,460
Additional Paid-In Capital	192,842	192,842
Deficit	(75,033)	(48,138)
Deficit accumulated in the development stage	(260,519)	(260,519)

Total Stockholders' Deficit	(141,250)	(114,355)

Total Liabilities and Shareholders' Deficit	$51,845	$40,144

POWAY MUFFLER & BRAKE, INC.

Statement of Operations

	For the Three Months ended		For the Year ended
	December 31,		December 31,
	2011	2010	2011	2010

Sales	$96,250	$67,620	$333,354	$234,497

Cost of Sales exclusive of
depreciation expense	75,083	58,347	$265,726	192,571

Expenses
Professional Fees	5,554	969	28,393	8,591
Occupancy Costs	8,052	8,136	32,264	32,368
Other General and Administrative	-	-	-	30,331
Expenses	11,244	10,351	33,066	-
	24,850	19,456	93,723	71,290

Net Income before taxes	(3,683)	(10,183)	(26,095)	(29,364)

Taxes	-	-	800	800

Net Income after Taxes	$(3,683)	$(10,183)	$(26,895)	$(30,164)

Net Income per common share, basic
and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding,
basic and diluted	1,460,000	1,460,000	1,460,000	1,394,795

POWAY MUFFLER & BRAKE, INC.

Statement of Cash Flows
For the year ended December 31, 2011 and 2010

	2011	2010

Cash flows from operating activities:
Net Income from operations	$(26,895)	$(30,164)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	2,076	1,508
Accumulated depreciation	-	(275)
Current portion, long term debt	-	5,352
Change in operating assets and liabilities:
Accounts Receivable	584	(5,200)
Accounts Payable	6,531	3,356
Inventory	1,008	8,567
Prepaid Rent	-	-
Net cash provided by (used by) operating activities	(16,696)	(16,856)

Cash flows from investing activities:
Purchase of fixed assets	(1,815)	(20,489)
Net cash (used by) investing activities	(1,815)	(20,489)

Cash flows from financing activities:
Obligations ubder capital lease	(1,918)	-
Sale of stock for cash
Contributed capital
Proceeds of stockholders' loan	7,500	5,122
Proceeds of loan from affiliated company	27,174	17,886
Proceeds of capitalized leases	-	13,747
Net cash provided by (used by)financing activities	32,756	36,755

Net increase (decrease) in cash	14,245	(590)

Cash, beginning of the period	195	785

Cash, end of the period	$14,440	$195

Supplemental cash flow disclosure:
Interest paid	$616	$463
Taxes paid	$800	$800

POWAY MUFFLER AND BRAKE INC.
Statement of Stockholders' Equity
for the period since Incorporation, January 6, 1989, to December 31, 2011

				Deficit
				Accumulated		Total
	Common Stock		Additional	during the	Retained	Shareholders'
	Number of		Paid-In	Development	Earnings	Equity
	Shares	Amount	Capital	Stage	(Deficit)	(Deficit)

Incorporation, January 6, 1989	-	$-	$-	$-		$-
Common stock issued for cash at
$1.00 per share July 31, 2000	60,000	60	59,940			60,000
Stock split 2000	2,840,000	2,840	(2,840)
Common stock issued for cash at
$.05 per share August 31, 2003	1,100,000	1,100	53,900			55,000
Comm. stock issued Apr 20,2004	1,260,000	1,260	(1,260)
Net loss for the period from inception
Jan. 6, 1989 to Dec. 31, 2006				(115,000)		(115,000)

Balances, December 31, 2006	5,260,000	$5,260	$109,740	$(115,000)		$-
Net income for the year ended						-
December 31, 2007				-		-

Balances, December 31, 2007	5,260,000	5,260	$109,740	$(115,000)		$-
						-
April 24, 2008: reverse merger of
Ross Investments, Inc. ** with
Poway Muffler and Brake, Inc.:
Common stock retired,cancelled	(4,000,000)	(4,000)	4,000			-
Common stock issued	100,000	100	(100)			-
Cumulative deficit and Paid-in
Capital-Poway Muffler& Brake			79,302	(136,199)		(56,897)
Net loss for the year				(9,320)		(9,320)

Balances, December 31, 2008	1,360,000	1,360	$192,942	$(260,519)	$-	$(66,217)
Net loss for the year					(17,974)	(17,974)

Balances, December 31, 2009	1,360,000	1,360	$192,942	$(260,519)	$(17,974)	$(84,191)

Common stock issued pursuant
to 2008 merger, Aug. 26, 2010	100,000	100	(100)			-
Net loss for the year					(30,164)	(30,164)

Balances, December 31, 2010	1,460,000	$1,460	$192,842	$(260,519)	$(48,138)	$(114,355)
Net loss for the the year					(26,895)	(26,895)

Balances, September 30, 2011	1,460,000	$1,460	$192,842	$(260,519)	$(75,033)	$(141,250)

** Ross Investments, Inc. changed its name to Poway Muffler and Brake, Inc.

POWAY MUFFLER AND BRAKE, INC.

NOTES TO THE FINANCIAL STATEMENTS
For the Fiscal year ended December 31, 2011

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

The financial statements presented are those of Poway Muffler and Brake, Inc., doing business as PMB Automotive Repair, (the “Company”).  The Company was incorporated as Ross Investments Inc. under the laws of  the State of Colorado  on January 6, 1989. It changed its name to Poway Muffler And Brake Inc. on April 24, 2008.

The Company was capitalized in 2000 and made preparations to enter business, but no revenue was subsequently earned.   The company was dormant in 2007 and was dormant in 2008 until a merger with Poway Brake and Muffler, Inc. This was effected on December 15, 2008 by the exchange of stock with the sole stockholder of Poway Muffler and Brake, Inc., a closely held private company operating a brake and muffler business in Poway, California. Ross Investments Inc. was the legal acquirer and surviving company.  The President of Ross Investments, Bruce Penrod, resigned and was replaced by Alan Ligi, President of Poway Muffler and Brake. Ross Investments thereupon changed its name to Poway Brake and Muffler, Inc.

The original Poway Muffler and Brake Inc. was incorporated in California on August 15, 2003 to enter the muffler and brake business.  The Company purchased an existing business, Poway Muffler and Brake at 13933 Poway Road, Poway, California on August 30, 2003.  Alan J. Ligi assumed the offices of President, Secretary and Treasurer, and a Director.  On December 15, 2008 a merger was effected with Ross Investments Inc., a Colorado shell corporation, by the exchange of stock.  See also Note 7.  The original Poway Muffler and Brake stock was cancelled.  Ross Investments was the acquirer and the surviving corporation.  Bruce Penrod resigned as President of Ross Investments and was replaced by Alan Ligi, President of Poway Muffler and Brake. Ross Investments Inc. then changed its name to Poway Brake and Muffler Inc.

Current Business of the Company

The Company operates a muffler and brake shop in a 2,060 square foot stand-alone leased building having three bays, an outside bay and a loft for inventory.  Apart from serving the public, the Company serves others in the automobile trade with whom they have formed business relationships:  truck fleets, auto dealerships, auto repair shops.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING P0LICIES

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued   ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures" for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  FASB ASC 820-10 defines fair value as the price  that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

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

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses.  The carrying amounts of such financial instruments as of December 31, 20 10, were determined according to the following inputs:

		Observable Inputs
	Observable	Other Than	Unobservable
	Inputs	Level 1 Prices	Inputs, significant
	Level 1	Level 2	Level 3	Total

Cash and Cash Equivalents	14,440			14,440
Accounts Receivable		9,855		9,855
Accounts Payable		15,887		15,887
Obligations under Capital Lease		11,829		11,829
Shareholders' Loan		79,687		79,687
Due to affiliated co.		81,031		81,031
	14,440	198,289	0	212,729

Income Taxes

The Company utilizes FASB ACS 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

The Company generated a deferred tax credit through net operating loss carryforward.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2011		2010
Loss for the year	$	(26,895)	$(30,164)
Average statutory tax
Federal Rate		35%	35%
Tax effected State rate		6%	6%
Combined rate		41%	41%
Expected income tax
Provision		$--	$--

Significant components of deferred income tax assets are as follows:

	2011	2010
Net operating losses
Carried forward	$335,000	$308,000
Combined Rate	41%	41%
Deferred Income Tax Asset	$137,350	$126,280
Valuation allowance	(137,350)	(126,280)
Net deferred Income Tax Assets	$--	$--

The increase in valuation allowance for the year ended December 31, 2011 was $11,070 because in the opinion of management it is more likely than not that some or all of the deferred tax asset will not be realized.

The Company has net operating losses carried forward of approximately $335,000 for tax purposes which will expire in 2028 through 2031 if not utilized.

The fiscal years ended December 31, 2011, 2010, 2009 and 2008 are open for audit.

Development Stage

The Company was in the development stage from inception, January 6, 1989 through December 31,2008.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company for the year ended December 31, 2011 increased its sales by 42% over 2010, however recorded a loss of $26,895.  Cumulative losses of $335,552 since incorporation January 6, 1989 indicate that the Company may have difficulty in continuing as a going concern.

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

Accounts Receivable

The company’s accounts receivable are trade receivables from local businesses and individuals in the auto repair business.  The Company wrote off $1,094 in the year ended December 31, 2011, the first write-off since 2003. The Company expects to collect all the receivables in the next accounting period and the allowance for doubtful accounts has been set at zero.

Inventory
	2011	2010

Finished Goods	$7,389	$8,397
Inventoried Costs	0	0
Work in Process	0	0
Raw Materials	0	0
Supplies	0	0

	$7,389	$8,397

Inventories are stated at the lower of cost or market value.  Inventories consist primarily of mufflers of various types available to be installed. Cost includes only the wholesale cost of mufflers.  Market value represents net realizable value. A periodic inventory system is maintained by 100% count.    Inventory in previous years was replaced as installed in order to maintain the optimum stock on hand available for immediate installation.  The inventory was thus kept at the same level year to year. In 2010 the Company’s muffler dealer developed a capability for short order, allowing inventory stocks to be run down.

Property and Equipment

	2011	2010

Furniture and Equipment	$113,000	$111,876
Accumulated depreciation	94,696	92,620

	$18,304	$19,256

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
The Company purchased $1,124 software updates for the auto engine analyzing equipment in the current fiscal year.

Long-lived assets

The Company accounts for long-lived assets under the FASB (Financial Accounting Standards Board) ASC (Accounting Standard Codification) 340-10 Other Assets and Deferred Costs,  (SFAS 142 and 144: “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets”) . In accordance with ASC 340-10, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset will not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

Basic and Diluted Earnings Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented. ASC 260 requires presentation of basic earnings per share and diluted earnings per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As at December 31, 2011 and 2010, there were no potentially dilutive securities.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2011 and 2010:

	2011	2010

Basic and diluted net loss per share:

Numerator
Net Income (Loss)	$(26,895)	$(30,164)
Denominator
Basic and diluted weighted average number of shares outstanding	1,460,000	1,460,000

Basic and Diluted Net Loss Per Share	$(0.02)	$(0.02)

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

NOTE 3 – STOCKHOLDER’S LOAN

2011	2010
$79,687	$72,187

The loan from a stockholder is not subject to interest, is payable on demand and has no terms of repayment or maturity date.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

On December 1, 2010, we adopted guidance issued by the FASB ASU 2010-15 on the consolidation of variable interest entities.  The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests.  Adoption of the new guidance did not have a material impact on our financial statements.

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

There were no contingent liabilities as at December 31, 2011.

The Company signed a property lease on September 30, 2008 for the following three year period at a minimal rent of $2,060 plus a common area fee of $640 per month.  An annual rent escalation clause is based on the Consumer Price Index for “San Diego – All Items”.   The lease provides for an option to renew for five years at a re-negotiated rent.   The lease was extended for a further five years at the existing rent.

Future minimum lease payments required under the lease are as follows, for fiscal years ending December 31:

2012	32,400
2013	32,400.
2014	32,400
2015	32,400
2016	$32,400
Total future minimum lease payments	$162,000	Plus C.P.I. escalation

NOTE 6 – CAPITAL STRUCTURE

Common Stock Transactions during the period from incorporation, January 6, 1989, (as Ross Investments Inc.)  through December 31, 2011

On July 31, 2000, 60,000 shares were issued for cash at $1.00 per share in a private offering that realized $60,000.

On August 31, 2003, 1,100,000 shares of common stock were issued for cash at $0.05, realizing  $55,000.

On April 10, 2004 a forward stock split at 20-to-1 was effected.

On April 20, 2004, 1,260,000 shares were issued.

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

On August 26, 2010, 100,000 shares were issued in connection with the merger between Ross Investments Inc. and Poway Muffler and Brake Inc.

As at December 31, 2011 and 2010, the Company was authorized to issue 750,000,000 shares of $0.001 par value common stock, of which 1,460,000 shares were issued and outstanding at December 31, 2011 and 2010.

NOTE 7 – RELATED PARTY TRANSACTIONS

On August 26, 2010 the President and CEO of the Company, Alan Ligi, was issued 100,000 shares of common stock pursuant to the merger agreement with Ross Investments Inc.  Mr. Luigi had been the 100% stockholder of the original Poway Muffler and Brake Inc. that merged with Ross Investments.  Ross Investments later changed its name to Poway Muffler and Brake, Inc.

NOTE 8 – FINANCIAL STATEMENTS REISSUED

The audited financial statements for the years ended April 30, 2010 and 2009 were previously issued prior to the revision of the statements.  The revisions, as follows, changed or added to the detail of certain transactions and reclassified or corrected certain items to more clearly represent the accuracy or nature of the items.  There was no effect on net loss or net equity.

Balance Sheet
Par value changed from $0.01 to “no par value”.
Issued and outstanding shares corrected from 1,360,000 to 1,440,000.
There was no change to net loss, stockholders’ equity or stockholders’ deficit.
Statement of Operations
The Company completed its development stage.  The cumulative financial data from inception that is required to be presented in the development stage, was dropped.
Statement of Equity
Revisions to numbers in 2002 and 2006 were interchanged, resulting in no change to reported net loss or stockholders’ equity.

Notes to the Financial Statements
a.     Note 1: The description of the merger between Ross Investments Inc. and Poway Muffler & Brake Inc. as a reverse acquisition was revised to a “merger”.
b.     Note 2:  Inventory.  Major classes of inventory were disclosed.
c.     Note 6:  Capital Structure:  An explanation was added in Note 7 for issuance of 100,000 shares pursuant to the merger.  The cancellation of 100,000 shares was dropped.

NOTE 9 – LEGAL PROCEEDINGS

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

NOTE 10 – SUBSEQUENT EVENTS

Events subsequent to December 31, 2011 have been evaluated through February 29, 2012, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  Management found no subsequent events to be disclosed.

ITEM 9.       CHANGES IN AND DIAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(I). CONTROLS AND PROCEDURES

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors and their respective ages as of the date of this prospectus are as follows:

Executive Officers and Directors:

Name	Age	Position
Allan Ligi	51	President, CEO, CFO, Secretary and Director

Mr. Ligi has been the sole Officer and Director of PMB since December, 2008.  Prior to that, Mr. Ligi was the sole Officer and Director of PMB-CA.

For the past five years, Mr. Ligi has been the Operations Manager of PMB (and, prior to the Merger, was the Operations Manager for PMB-CA) as well as the General Manager for an auto body repair shop called "Auto Body Excellence."  Mr. Ligi currently dedicates 50% of his work day (7:30 am  5:30 pm, Monday through Friday) to overseeing the PMB operation, and the other 50% overseeing operations at Auto Body Excellence.  PMB and Auto Body Excellence are conveniently located next door to each other, which allows Mr. Ligi the option to be available to the other business if the need arises.

The directors will serve as directors until our next annual shareholder meeting or until a successor is elected who accepts the position.  Directors are elected for one-year terms.  Officers hold their positions at the will of the Board of Directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company’s affairs.

COMMITTEES OF THE BOARD OF DIRECTORS

The Company does not presently have a separately designated audit committee, compensation committee, nominating committee, executive committee or any other committees of its Board of Directors.  As such, the sole director acts in those capacities.

AUDIT COMMITTEE FINANCIAL EXPERT

Mr. Ligi is the sole director of the Company and does not qualify as an “audit committee financial expert.” The Company believes that the cost related to retaining such a financial expert at this time is prohibitive, given its current operating and financial condition.

CODE OF ETHICS

The Company has not yet adopted a code of ethics as defined by applicable rules of the SEC.

ITEM 11.      EXECUTIVE COMPENSATION.

No compensation has been paid, whether in the form of cash, stock bonus awards, or stock option awards, to any of the Company’s officers during the last three fiscal years.

The Company does not have any stock option or stock bonus plans.

The Company does not have any consulting or employment agreements with any of its officers or directors.

The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan.

No compensation has been paid, whether in the form of cash, stock bonus awards, or stock option awards, to any of the Company’s directors during the last three fiscal years.

ITEM 12.      SECURITY OWERSHIIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The  following table sets forth the ownership, as of March 27, 2012, of our common stock by each of our directors, and by all executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of March 27, 2012, there were 1,460,000 common shares issued and outstanding.  To the best of our knowledge, all persons named have sole voting and investment power with respect to the shares, except as otherwise noted.

		Amount and Nature of
Title of Class	Name of Owner	Beneficial Ownership (1)		Percent of Class (%)
Common	Allan Ligi President, CFO, CEO, Secretary, Treasurer and Director	200,000	(2)	13.70
Common	Gabrielle D. Chandler	100,000		6.85
Common	Steve Chandler	200,000		13.70
Common	Stanley C. & Mimi Lee	560,000		38.36
Common	Gary Chin	200,000		13.70

(1) Includes shares that could be obtained by the named individual within the next 60 days.
(2) Includes 100,000 shares of Ross Investments, Inc. prior to the Merger, plus the 100,000 shares issued to Mr. Ligi on August 26, 2010, as a result of the Merger.

The percent of class is based on 1,460,000  shares of common stock issued and outstanding as of the date of this report.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Our sole officer and director has advanced us $79,687 for operating expenses. This amount is non-interest bearing, unsecured and due on demand. Our agreement with our sole officer and director regarding this amount is oral and there is no written document evidencing its terms. Otherwise, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the fiscal years ended December 31, 2011 and 2010 for professional services rendered by the principal accountant.

	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010
Audit Fees	$5,000	$5,400
Audit Related Fees	$0	$
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$5,000	$5,400

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report:

1.     Financial Statements – The following consolidated financial statements of the Company are contained in Item 8 of this Form 10-K:

●	Report of Independent Registered Public Accountant

●	Consolidated Balance Sheets as of October 31, 2011 and 2010

●	Consolidated Statements of Operations as of October 31, 2011 and 2010

●	Consolidated Statements of Stockholders’ Equity (Deficit) as of October 31, 2011 and 2010

●	Consolidated Statements of Cash Flows – as of October 31, 2011 and 2010

●	Notes to the Consolidated Financial Statements

2.     Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.     Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Exchange Act.

Exhibit
Number	Description
3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Incorporated by reference to Registration Statement previously filed on 2/11/2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 2, 2012.

Poway Muffler and Brake, Inc.

By:	/s/ Allan Ligi
Name:	Allan Ligi
Title:	President, Principal Executive, Financial and Accounting Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on April 2, 2012.

Poway Muffler and Brake, Inc.

By:	/s/ Allan Ligi
Name:	Allan Ligi
Title:	President, Principal Executive, Financial and Accounting Officer, and Director