Form 10-Q
period 2012-03-31
POWAY MUFFLER & BRAKE, INC.
filed 2012-05-21
CIK 1482361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

As of May 21, 2012,  Poway Muffler and Brake, Inc. had 1,460,000 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

POWAY MUFFLER & BRAKE, INC.
Balance Sheet
as at March 31, 2012 (unaudited) and December 31, 2011

	March 31,	December 31,
	2012	2011
	(Unaudited)

ASSETS
Current Assets
Cash and Cash Equivalents	$5,018	$14,440
Accounts Receivable	16,097	9,855
Inventory	7,559	7,389
Prepaid Rent	1,857	1,857
Prepaid Sales Tax	-	-
Total Current Assets	30,531	33,541

Property and Equipment	113,855	113,000
Accumulated Depreciation	(95,264)	(94,696)
Total Property and Equipment	18,591	18,304

Total Assets	$49,122	$51,845

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	7,492	15,887
Sales Tax Payable	2,285
Current portion, long term debt	4,461	4,661
Total Current Liabilities	14,238	20,548

Long Term Liabilities
Obligations under capital lease	10,914	11,829

Other Liabilities
Stockholder's Loan	79,687	79,687
Due to affiliated company	82,550	81,031
Total Other Liabilities	162,237	160,718

Total Liabilities	187,389	193,095

Stockholders' Deficit
Common Stock, $0.01 par value; authorized:
750,000,000 shares; issued and outstanding:
1,460,000 shares as at March 31, 2012
1,460,000 shares as at December 31, 2011	1,460	1,460
Additional Paid-In Capital	192,842	192,842
Deficit	(72,050)	(75,033)
Deficit accumulated in the development stage	(260,519)	(260,519)

Total Stockholders' Deficit	(138,267)	(141,250)

Total Liabilities and Shareholders' Deficit	$49,122	$51,845

POWAY MUFFLER & BRAKE, INC.
Statement of Operations
For the three months ended March 31, 2012 and 2011
(Unaudited)

	March 31,
	2012	2011

Sales	$90,071	$72,008

Cost of Sales	62,188	59,941

Gross Profit	27,883	12,067

General and Administrative Expenses
Professional Fees	6,951	7,745
Occupancy Costs	8,056	9,408
Other General and Administrative Expenses	9,893	4,688

General and Administrative Expenses	24,900	21,841

Net Income before taxes	2,983	(9,774)

Taxes	-	-

Net Income after Taxes	$2,983	$(9,774)

Net Income per common share, basic and diluted	(0.01)	0.00

Weighted average shares outstanding, basic and diluted	1,460,000	1,460,000

POWAY MUFFLER & BRAKE, INC.
Statement of Cash Flows
For the three months ended March 31, 2012 and 2011
(Unaudited)

	March 31,
	2012	2011
Cash flows from operating activities:
Net Income from operations	$2,983	$(9,774)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	568	377
Change in operating assets and liabilities:
Accounts Receivable	(6,242)	(1,829)
Prepaid Sales Tax	-	(563)
Accounts Payable	(5,823)	159
Sales Tax Payable	(288)	1,772
Inventory	(170)	50
Current Portion, Long Term Debt	-	(1,800)
Net cash provided by (used by) operating activities	(8,972)	(11,608)

Cash flows from investing activities:
Capitalized leases	(854)	461
Net cash provided by (used by) investing activities	(854)	461

Cash flows from financing activities:
(Repayment) of capital leases	(1,115)
Proceeds (repayment) of stockholders' loan		2,500
Proceeds of loan from affiliated company	1,519	12,099
Net cash provided by (used by) financing activities	404	14,599

Net increase (decrease) in cash	(9,422)	3,452

Cash, beginning of the period	14,440	195

Cash, end of the period	$5,018	$3,647

Supplemental cash flow disclosure:
Interest paid	$428	$138
Taxes paid	$-	$-

POWAY BRAKE AND MUFFLER, INC.

NOTES TO THE FINANCIAL STATEMENTS
For the three Months Ended March 31, 2012
(Unaudited)

NOTE 1 – BASIS OF PREPARATION

These interim financial statements as of and for the three  months ended March 31, 2012 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2011 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of results for the entire year ending December 31, 2012.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses.  The carrying amounts of such financial instruments as of March 31, 2012 were determined according to the following inputs:

		Observable Inputs
	Observable	Other Than	Unobservable
	Inputs	Level 1 Prices	Inputs, significant	Total
	Level 1	Level 2	Level 3

Accounts Receivable		16,097		16,097
Accounts Payable		7,492		7,492
Stockholders' Loan		79,687		79,687
		109,176		109,176

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2012 and December 31, 2011, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company generated a deferred tax credit through net operating loss carryforward of approximately $332,569  However, a valuation allowance of 100% has been established.

Interest and penalties on tax deficiencies recognized in accordance with ASC accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

Development Stage

The Company was in the development stage from inception, January 6, 1989 through December 31, 2008.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company for the three months ended March 31, 2012 recorded net income of $2,983. Cumulative losses of $332,569 since incorporation January 6, 1989 indicate that the Company may have difficulty in continuing as a going concern.

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

Inventory

	March 31, 2012	December 31, 2011

Finished Goods	$7,559	$7,559
Inventoried Costs	0	0
Work in Progress	0	0
Raw Materials	0	0
Supplies	0	0
	$7,559	$7,559

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

Property and Equipment

Fixtures and equipment are stated at cost less accumulated depreciation at cost and depreciated using straight line methods over the estimated useful lives of the related assets ranging from 7 to 10 years.  Maintenance and repairs are expensed currently. Fixtures and equipment including leasehold improvements totaled $113,855 as at March 31, 2012 ($94,696 at December 31, 2011) which, after application of depreciation, netted to $18,591 at March 31, 2012 and to $18,304 at December 31, 2011. The cost of normal maintenance and repairs is charged to operations as incurred.  Major overhaul that extends the useful life of existing assets is capitalized.  When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income.

The Company purchased a Ricoh copier in the quarter ended March 31, 2012.

	March 31, 2012	December 31, 2011

Equipment	$113,505	$112,650
Furniture & Fixtures	350	350
	113,855	113,000
Accumulated depreciation	(95,264)	(94,696)
	$17,699	$18,304

Depreciation	$568	$1,508

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

Basic and Diluted Earnings Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented.  ASC 260 requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As at March 31, 20`12, there were no potentially dilutive securities.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2012 and 2011:

	March 31,
	2012	2011

Basic and diluted net loss per share
Numerator
Net Income (Loss)	$2,983	$(9,774)
Denominator
Basic and diluted weighted average Number of shares outstanding	1,460,000	1,460,000

Basic and Diluted Net Loss Per Share	$0.00	$(0.01)

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

NOTE 4 – STOCKHOLDER’S LOAN

March 31, 2012	December 31, 2011

$79,687	72,187

The loan from a stockholder is not subject to interest, has no terms of repayment, is non callable and has no maturity.

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." The amendments in this update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in this update are to be applied prospectively. The amendments are effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not expect this guidance to have a significant impact on its consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income." This update was amended in December 2011 by ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." This update defers only those changes in update 2011-05 that relate to the presentation of reclassification adjustments. All other requirements in update 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. ASU No. 2011-05 and 2011-12 are effective for fiscal years (including interim periods) beginning after December 15, 2011. The Company does not expect this guidance to have a significant impact on its consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities." The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning on or after January 1, 2013. The Company does not expect this guidance to have any impact on its consolidated financial position, results of operations or cash flows.

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it.  The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

There were no contingent liabilities as at March 31, 2012.

The Company signed a property lease on September 30, 2008 for a three year period plus an option to renew for five years at a re-negotiated rent, with a common area fee of $628 per month.  The lease was renewed for a five year period at $2,060 per month.

Future minimum lease payments required under the lease including common area fees are as follows, for fiscal years ending December 31.  Common area costs increase marginally in March of each year.

2012	$32,256
2013	32,256
2014	32,256
2015	24,192
$120,960

NOTE 7 – CAPITAL STRUCTURE

There was no stock issued in the three months ended March 31, 2012.

As at March 31, 2012 and December 31, 2011, the Company was authorized to issue 750,000,000 shares of $0.001 par value common stock, of which 1,460,000 shares were issued and outstanding at March 31, 2012 and December 31, 2011.

NOTE 8 – LEGAL PROCEEDINGS

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

NOTE 9 – SUBSEQUENT EVENTS

Events subsequent to March 31, 2012 have been evaluated through May 17, 2012, the date these statements were available to be issued, to determine whether they should be disclosed.  Management found no subsequent events to be disclosed.

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

RESULTS OF OPERATIONS

Gross revenue for the three months ending March 31, 2012 was $27,883, and operating expenses were $24,900.  Net income before taxes for the three months ending March 31, 2012 were $2,983.

The Company for the three months ended March 31, 2012 recorded net income of $2,983.   Cumulative losses of $332,569 since inception January 6, 1989 indicate that the Company may have difficulty in continuing as a going concern.

PLAN OF OPERATIONS

Short Term Goals (next 12 months)

Due to economic conditions, we our ability to implement our short term and long term goals has been impaired.  Therefore, our short term and long term goals have remain unchanged.  The company has, however, become engaged in the search for and evaluation of prospective business opportunities and, if justified, potentially to acquire and/or merge with one or more businesses or business opportunities.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended March 31, 2012.

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

POWAY MUFFLER AND BRAKE, INC.

Date: May 21, 2012	By:	/s/ Allan Ligi
Allan Ligi, President, Secretary and
Treasurer (Principal Executive Officer
and Principal Financial Officer)