Form 10-Q
period 2012-06-30
Stratex Oil & Gas Holdings, Inc.
filed 2012-08-20
CIK 1482361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

Or

          ☐   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 333-164856

STRATEX OIL & GAS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Colorado	94-3364776
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

30 Echo Lake Road, Watertown, CT		06795
(Address of principal executive offices)		(Zip Code)

	860-417-2465
	(Registrant’s telephone number, including area code)

N/A
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

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
Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 20, 2012, there were 40,042,550 shares of common stock, no par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

POWAY MUFFLER & BRAKE, INC.
Balance Sheet
as at June 30, 2012 and December 31, 2011

	June 30,	December 31,
	2012	2011
ASSETS	(Unaudited)
Current Assets
Cash and Cash Equivalents	$8,256	$14,440
Accounts Receivable	16,423	9,855
Inventory	6,504	7,389
Prepaid Rent	1,857	1,857
Total Current Assets	33,040	33,541

Property and Equipment	113,854	113,000
Accumulated Depreciation	(95,212)	(94,696)
Total Property and Equipment	18,642	18,304

Total Assets	$51,682	$51,845

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$9,323	$15,887
Sales Tax Payable	1,887	-
Current portion, long term debt	5,352	4,661
Total Current Liabilities	16,562	20,548

Long Term Liabilities
Obligations under capital lease	8,908	11,829

Other Liabilities
Stockholder's Loan	79,687	79,687
Due to affiliated company	84,056	81,031
	163,743	160,718

Total Liabilities	189,213	193,095

Stockholders' Deficit
Common Stock, $0.01 par value; authorized:
750,000,000 shares; issued and outstanding:
1,460,000 shares as at December 31, 2010
1,460,000 shares as at June 30, 2011	1,460	1,460
Additional Paid-In Capital	192,842	192,842
Deficit	(71,314)	(75,033)
Deficit accumulated in the development stage	(260,519)	(260,519)

Total Stockholders' Deficit	(137,531)	(141,250)

Total Liabilities and Shareholders' Deficit	$51,682	$51,845

POWAY MUFFLER & BRAKE, INC.
Statement of Operations
For the three and six months ended June 30, 2012
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Sales	$83,037	$72,777	$173,108	$144,785

Cost of Sales	64,270	60,271	126,435	121,077

Gross Profit	18,767	12,506	46,673	23,708

General and Administrative Expenses
Professional Fees	1,853	10,910	8,804	18,655
Occupancy Costs	8,064	8,052	16,120	16,160
Other General and Administrartive Expenses	8,705	7,296	18,030	13,729

General and Administrative Expenses	18,621	26,258	42,954	48,544

Net Income before taxes	146	(13,752)	3,719	(24,836)

Provision for Income Taxes	-	-	-	-

Net Income after Taxes	$146	$(13,752)	$3,719	$(24,836)

Net Income per common share, basic and diluted	$-	$-	$-	$-

Weighted average shares outstanding,
basic and diluted	1,460,000	1,460,000	1,460,000	1,460,000

POWAY MUFFLER & BRAKE, INC.
Statement of Cash Flows
For the six months ended June 30, 2012
(Unaudited)
	For the Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net Income from operations	$3,719	$(24,836)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	516	600
Change in operating assets and liabilities:
Accounts Receivable	(6,568)	(3,293)
Prepaid Sales Tax		563
Accounts Payable	(6,564)	1,123
Sales Tax Payable	1,887	1,833
Inventory	885	90
Current Portion, Long Term Debt	691	(3,138)
Net cash provided by (used by) operating activities	(5,434)	(27,058)

Cash flows from investing activities:
Capitalized leases	(2,921)	461
	(854)
Net cash (used by) investing activities	(3,775)	461

Cash flows from financing activities:
Proceeds of stockholders' loan		7,500
Proceeds of loan from affiliated company	3,025	24,951
Net cash provided by (used by)financing activities	3,025	32,451

Net increase (decrease) in cash	(6,184)	5,854

Cash, beginning of the period	14,440	195

Cash, end of the period	$8,256	$6,049

Supplemental cash flow disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

POWAY BRAKE AND MUFFLER, INC.

NOTES TO THE FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2012
(Unaudited)

NOTE 1 – BASIS OF PREPARATION

These interim financial statements as of and for the six  months ended June 30, 2012 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2011 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six month period ended June 30, 2012 are not necessarily indicative of results for the entire year ending December 31, 2012.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses.  The carrying amounts of such financial instruments as of June 30, 2012 were determined according to the following inputs:

		Observable Inputs
	Observable	Other Than	Unobservable
	Inputs	Level 1 Prices	Inputs, significant	Total
	Level 1	Level 2	Level 3

Due to Affiliated Co.		82,056		84,056
Accounts Receivable		16,423		16,423
Accounts Payable		9,323		7,323
Stockholders' Loan		79,687		79,687
		187,489		187,489

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30,  2012 and December 31, 2011, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company generated a deferred tax credit through net operating loss carryforward of approximately $332,000  However, a valuation allowance of 100% has been established.

Interest and penalties on tax deficiencies recognized in accordance with ASC accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

Development Stage

The Company was in the development stage from inception, January 6, 1989 through December 31, 2008.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company for the six months ended June 30, 2012 recorded net income of $3,719, however cumulative losses of $(71,314) since exiting the development stage in 2008 indicate that the Company may have difficulty in continuing as a going concern.

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

Inventory

	June 30,	December 31,
	2012	2011

Finished Goods	$ 6,504	$ 7,389
Inventoried Costs	0	0
Work in Process	0	0
Raw Materials	0	0
Supplies	0	0

	$ 6,504	$ 7,389

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

Property and Equipment

Fixtures and equipment are stated at cost less accumulated depreciation and depreciated using straight line methods over the estimated useful lives of the related assets ranging from 7 to 10 years.  Maintenance and repairs are expensed currently. Fixtures and equipment including leasehold improvements totaled $113,854 as at June 30, 2012 ($94,696 at December 31, 2011) which, after application of depreciation, netted to $18,642 at June 30, 2012 and to $18,304 at December 31, 2011. The cost of normal maintenance and repairs is charged to operations as incurred.  Major overhaul that extends the useful life of existing assets is capitalized.  When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income.

The Company purchased a Ricoh copier in the quarter ended March 31, 2012.

	March 31,	December 31,
	2012	2011

Equipment	$ 113,5054	$ 112,650
Furniture & Fixtures	350	350

	113,854	113,000
Accumulated depreciation	(95,212)	(94,696)
	$ 18,642	$ 18,304
Depreciation	$ 516	$ 1,508

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

Basic and Diluted Earnings Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented.  ASC 260 requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As at June 30, 20`12, there were no potentially dilutive securities.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended June 30, 2012 and 2011:

	June 30,
	2012	2011
Basic and diluted net earnings (loss) per share:
Numerator
Net Income (Loss)	$ 3,719	$(24,836)
Denominator
Basic and diluted weighted average
number of shares outstanding	1,460,000	1,460,000
Basic and Diluted Net Loss Per Share	$ 0.00	$ (0.02)

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

NOTE 3 – STOCKHOLDER’S LOAN

June 30, 2012	December 31, 2011

$79,687	79,687

The loan from a stockholder is not subject to interest, has no terms of repayment, is non callable and has no maturity.

NOTE 4  – RECENT ACCOUNTING PRONOUNCEMENTS

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

ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment is applicable to fiscal years beginning after December 15, 2011. Early application is permitted. The Company does not expect this ASU has a material impact on its financial position or carrying value of its intangible assets at this time.

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it.  The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

There were no contingent liabilities as at June 30, 2012.

The Company signed a property lease on September 30, 2008 for a three year period plus an option to renew for five years at a re-negotiated rent, with a common area fee of $628 per month.  The lease was renewed for a five year period at $2,060 per month.

Future minimum lease payments required under the lease including common area fees are as follows, for fiscal years ending December 31:

2012	$ 32,256
2013	32,256
2014	32,256
2015	24,192
$120,960

NOTE 6 – CAPITAL STRUCTURE

There was no stock issued in the six months ended June 30, 2012.

As at June 30, 2012 and December 31, 2011, the Company was authorized to issue 750,000,000 shares of $0.001 par value common stock, of which 1,460,000 shares were issued and outstanding at June 30, 2012 and December 31, 2011.

NOTE 7 – LEGAL PROCEEDINGS

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

NOTE 8 – SUBSEQUENT EVENTS

Events subsequent to June 30, 2012 have been evaluated through August 16, 2012, the date these statements were available to be issued, to determine whether they should be disclosed.

On July 2, 2012, the Company acquired 100 shares of PMB Holdings, Inc., a Nevada corporation.  PMB Holdings, Inc. was a wholly owned subsidiary of the Company.

On July 2, 2012, the Company acquired 1,000 shares of Stratex Acquisition Corp., a Colorado corporation.  Stratex Acquisition Corp. was a wholly owned subsidiary of the Company.

As disclosed in the Company's 8-K filed with the SEC on July 12, 2012, as amended on July 13, 2012, Stratex Acquisition Corp. (“Acquisition Corp.”), a wholly-owned subsidiary of the Company, merged (the “Merger”) with and into Stratex Oil & Gas, Inc., a Delaware corporation (“Stratex”). Stratex was the surviving corporation of that Merger. As a result of the Merger, the Company acquired the business of Stratex, and will continue the existing business operations of Stratex as a wholly-owned subsidiary.  The Merger was completed on July 6, 2012.

Concurrent with the Merger, the Company split off its wholly-owned subsidiary, PMB Holdings, Inc.. The Split-Off was accomplished through the cancellation of a portion of an outstanding loan owed to the Split-Off Shareholder by the Company in the amount of $79,687 as consideration for the Company's assets and liabilities. The assets and liabilities of the Company were transferred to Mr. Ligi, the former officer and director, in the Split-Off.

The Company sold and issued to 6 investors, 560,000 shares of the Company’s common stock for gross proceeds of $280,000 ($0.50/share).

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

As disclosed in the Company's 8-K filed with the SEC on July 12, 2012, as amended on July 13, 2012, Stratex Acquisition Corp. (“Acquisition Corp.”), a wholly-owned subsidiary of the Company, merged (the “Merger”) with and into Stratex Oil & Gas, Inc., a Delaware corporation (“Stratex”). Stratex was the surviving corporation of that Merger. As a result of the Merger, the Company acquired the business of Stratex, and will continue the existing business operations of Stratex as a wholly-owned subsidiary.  The Merger was completed on July 6, 2012.

Concurrent with the Merger, the Company split off its wholly-owned subsidiary, PMB Holdings, Inc.. The Split-Off was accomplished through the cancellation of a portion of an outstanding loan owed to the Split-Off Shareholder by the Company in the amount of $79,687 as consideration for the Company's assets and liabilities. The assets and liabilities of the Company were transferred to Mr. Ligi, the former officer and director, in the Split-Off.

We are an independent energy company focused on the exploration, acquisition and production of crude oil in the North Dakota, Montana, Colorado, Kansas and Nebraska.  Our oil and natural gas operations are primarily concentrated in the Williston Basin of North Dakota and Montana and Denver-Julesburg Basin in Colorado.   Our corporate strategy is to internally identify prospects, acquire lands encompassing those prospects, and evaluate those prospects using subsurface geology, geophysical data and exploratory drilling. Using this strategy, we intend to develop an oil portfolio of proven reserves, as well as developmental and exploratory drilling opportunities.

Our core operating areas are the Williston Basin in North Dakota and Montana and the Denver-Julesburg Basin in Colorado. In the Williston Basin, we focus on oil production from multiple zones including the Bakken Shale, and Three Forks Sanish Formations.  In the Denver-Julesburg Basin we focus on the Niobrara Formations.

We typically hold minority interest leasehold acreage in our core operating areas. In these minority working interest leaseholds, we have historically participated, and expect to continue to participate, on a non-operated basis in the drilling and production of acreage operated by independent oil and gas operating companies.

By participating in drilling activities with larger operators, we seek to leverage their resources and expertise to efficiently gain exposure to potential new oil and gas production and proven reserves. In the Permian Basin, some of these operators have historically drilled and operated traditional, vertical wells. In the Williston Basin, we have participated in wells where the operators have historically drilled unconventional, horizontal wells into prospective oil and gas bearing shale formations.

As of July 6, 2012, we have approximately 22,337 net acres in  Sheridan, Montana,  Williams, Divide, Mountrail, and Stark, North Dakota,  Sioux, Nebraska, and Weld, Colorado.  We do not own the majority working interest in this acreage, nor do we have any ability to influence the potential development of this acreage within the terms of the lease.  These working interests grant us the right, as the lessee of the property, to explore for, develop and produce oil, natural gas and other minerals, while bearing our portion of related exploration, development and operating costs.

Commodity Prices

Our results of operations are heavily influenced by commodity prices. Factors that may impact future commodity prices, including the price of oil and natural gas, include:

●	developments generally impacting the Middle East, including Iraq, Iran, Libya and Egypt;

●	the extent to which members of the Organization of Petroleum Exporting Countries and other oil exporting nations are able to continue to manage oil supply through export quotas;

●	the overall global demand for oil;

●	overall North American natural gas supply and demand fundamentals;

●	the impact of the decline of the United States economy;

●	weather conditions; and

●	liquefied natural gas deliveries to the United States.

Although we cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices for any commodity that we produce will generally approximate current market prices in the geographic region of the production. From time to time, we will evaluate the benefits of hedging a portion of our commodity price risk to mitigate the impact of price volatility on our business.

Results of Operations for the three and six months ended June 30, 2012 as compared to June 30, 2011:

The below results of operations are that of the Poway Muffler and Brake, Inc.

Gross revenue for the three months ending June 30, 2012 was $83,037, and operating expenses were $18,621.  Net income before taxes for the three months ending June 30, 2012 were $146 as compared to gross revenues of $72,777, operating expenses of $26,258 and a net loss of $13,752 for the three months ended June 30, 2011.

Gross revenue for the six months ending  June 30, 2012 was $173,108, and operating expenses were $42,954.  Net income before taxes for the three months ending June 30, 2012 were $3,719 as compared to gross revenues of $144,785, operating expenses of $48,544 and a net loss of $24,836 for the six months ended June 30, 2011.

Cumulative losses of $331,833 since inception January 6, 1989 indicate that the Company may have difficulty in continuing as a going concern.

Liquidity and Capital Resources:

We have incurred net operating losses and operating cash flow deficits since inception, continuing through the second quarter of 2012. We are in the early stages of acquisition and development of oil and gas leaseholds and properties, and we have been funded primarily by a combination of equity issuances and debt, and to a lesser extent by operating cash flows, to execute on our business plan of acquiring working interests in oil and gas properties and for working capital for production.

Our ability to obtain financing may be impaired by many factors outside of our control, including the capital markets (both generally and in the crude oil and natural gas industry in particular), our limited operating history, the location of our crude oil and natural gas properties and prices of crude oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to us) and other factors. Further, if crude oil or natural gas prices on the commodities markets decline, our revenues will likely decrease and such decreased revenues may increase our requirements for capital.

Any new debt or equity financing arrangements may not be available to us, or may be available only on unfavorable terms. Additionally, these alternatives could be highly dilutive to our existing stockholders, and may not provide us with sufficient funds to meet our long-term capital requirements. We have and may continue to incur substantial costs in the future in connection with raising capital to fund our business, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, which may adversely impact our financial condition. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we will be required to reduce operating costs, which could jeopardize our future strategic initiatives and business plans, and we may be required to sell some or all of our properties (which could be on unfavorable terms), seek joint ventures with one or more strategic partners, strategic acquisitions and other strategic alternatives, cease our operations, sell or merge our business, or file a petition for bankruptcy.

Our financial statements for the quarter ended June 30, 2012 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

Cash from Operating Activities

Cash used in operating activities was approximately $5,434 for the six months ended June 30, 2012. The cash used was associated with general working capital.

Cash from Investing Activities

Cash used for investing activities for six months ended June 30, 2012 was approximately $3,775, primarily for capitalized leases.

Cash from Financing Activities

Total net cash provided by financing activities was approximately $3,025 for the six months ended June 30, 2012.  The loans were from an affiliated company.

Planned Capital Expenditures

Dependent on our ability to obtain sufficient financing, development plans for 2012 include identifying and acquiring additional properties and leases in different operators and regions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This information has been omitted as the Company qualifies as a smaller reporting company.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Accounting Officer), as of the end of the period covered by this report, our CEO and Chief Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

On May 18, 2012, we filed a complaint against Petrogulf Corporation in the U.S. District Court for the District of North Dakota alleging breach of an agreement to assign to us a non-operating, working interest in certain oil wells and oil & gas leases. We are seeking specific performance of the disputed agreement, an award of compensatory damages to be determined at trial, but in no event less than $50 million, plus interest, costs incurred in connection with this litigation and such relief as the court may deem proper. Petrogulf Corporation seeks declaratory judgment and monetary damages related to and arising from our complaint filing.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our Current Report on Form 8-K filed on July 12, 2012 which could materially affect our business, financial condition or future results. The risks described in our Current Report on Form 8-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

None

Item 5. Other Information

None

Item 6.  Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger and Reorganization, dated as of July 3, 2012, by and among Stratex Holdings, Inc. a Colorado corporation, Stratex Acquisition Corp., a Colorado corporation and Stratex Oil & Gas, Inc., a Delaware corporation (1)

2.2	State of Delaware Certificate of Merger (1)
2.3	State of Colorado Statement of Merger (1)
3.1	Articles of Incorporation of Stratex Acquisition Corp., as filed with the Secretary of State of Colorado on May 24 ,2012* (1)
3.2	Bylaws of Stratex Oil & Gas, Inc. (1)
3.3	Bylaws of Stratex Acquisition Corp. (1)
3.4	Articles of Amendment of Poway Muffler and Brake, Inc. filed on May 25, 2012 (incorporated by reference to Form 8-K filed on June 6, 2012)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)
101 .INS	XBRL Instance Document (2)
101 .SCH	XBRL Taxonomy Schema (2)
101 .CAL	XBRL Taxonomy Calculation Linkbase (2)
101 .DEF	XBRL Definition Linkbase (2)
101 .LAB	Taxonomy Label Linkbase (2)
101 .PRE	XBRL Taxonomy Presentation Linkbase (2)

(1)	Incorporated by reference to Form 8-K filed on July 13, 2012
(2)
Pursuant to Rule 405(a)(2) of Regulation S-T, the registrant is relying upon the applicable 30-day grace period for the initial filing of its first Interactive Data File required to contain detail-tagged footnotes or schedules. The registrant intends to file the required detail-tagged footnotes or schedules by the filing of an amendment to this Quarterly Report on Form 10-Q within the 30-day period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEX OIL &GAS HOLDINGS, INC.

Date: August 20, 2012	By:	/s/ Stephen Funk
Stephen Funk
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 20, 2012	By:	/s/ Stephen Funk
Stephen Funk
Chief Financial Officer
(Principal Financial Officer)