Form 10-Q/A
period 2012-06-30
Stratex Oil & Gas Holdings, Inc.
filed 2012-08-28
CIK 1482361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No.1

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

EXPLANATORY NOTE

Stratex Oil & Gas Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s Quarterly Report on Form 10-Q (the “Original Form 10-Q”) for the period ended June 30, 2012 and filed with the Securities and Exchange Commission (the “SEC”) on August 20, 2012 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Original Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

No other changes have been made to the Original Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.  Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger and Reorganization, dated as of July 3, 2012, by and among Stratex Holdings, Inc. a Colorado corporation, Stratex Acquisition Corp., a Colorado corporation and Stratex Oil & Gas, Inc., a Delaware corporation (1)

2.2	State of Delaware Certificate of Merger (1)
2.3	State of Colorado Statement of Merger (1)
3.1	Articles of Incorporation of Stratex Acquisition Corp., as filed with the Secretary of State of Colorado on May 24 ,2012* (1)
3.2	Bylaws of Stratex Oil & Gas, Inc. (1)
3.3	Bylaws of Stratex Acquisition Corp. (1)
3.4	Articles of Amendment of Poway Muffler and Brake, Inc. filed on May 25, 2012 (incorporated by reference to Form 8-K filed on June 6, 2012)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Incorporated by reference to Exhibit 31.1 to the Original Form 10-Q)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Incorporated by reference to Exhibit 31.2 to the Original Form 10-Q)
32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Incorporated by reference to Exhibit 32.1 to the Original Form 10-Q)

32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Incorporated by reference to Exhibit 32.2 to the Original Form 10-Q)

101 .INS	XBRL Instance Document (2)
101 .SCH	XBRL Taxonomy Schema (2)
101 .CAL	XBRL Taxonomy Calculation Linkbase (2)
101 .DEF	XBRL Definition Linkbase (2)
101 .LAB	Taxonomy Label Linkbase (2)
101 .PRE	XBRL Taxonomy Presentation Linkbase (2)

(1)	Incorporated by reference to Form 8-K filed on July 13, 2012
(2)
Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

14

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEX OIL &GAS HOLDINGS, INC.

August 28, 2012	By:	/s/ Stephen Funk
Stephen Funk
Chief Executive Officer and Director
(Principal Executive Officer)

August 28, 2012	By:	/s/ Stephen Funk
Stephen Funk
Chief Financial Officer
(Principal Financial Officer)

15