Form 10-Q
period 2012-09-30
Stratex Oil & Gas Holdings, Inc.
filed 2012-11-26
CIK 1482361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

As of November 26, 2012, there were 43,692,556 shares of common stock, 0.01 par value per share, outstanding.

Explanatory Note: Stratex Oil & Gas Holdings, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q (the “Form 10-Q”) pursuant to Securities and Exchange Commission Release No. 68224 dated November 14, 2012. The Company was unable to complete  the Form 10-Q filing due to the effects of Hurricane Sandy without unreasonable effort or expense. The Company’s personnel responsible for preparing its financial statements, who are located in New Jersey, were unable to do so because of their inability to enter their offices and a power outage lasting approximately 8 days. As a result of the impact of Hurricane Sandy, the Company and its personnel required additional time to complete its review of the financial statements for the quarterly period ended September 30, 2012 to be incorporated.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STRATEX OIL & GAS HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD JANUARY 25, 2011 (DATE OF INCEPTION) TO SEPTEMBER 30, 2012

Stratex Oil & Gas Holdings, Inc.
(A Development Stage Company)
Consolidated Financial Statements (unaudited)
September 30, 2012

Page(s)

Consolidated Balance Sheets – September 30, 2012 (unaudited) and December 31, 2011	3

Consolidated Statements of Operations – For the three and nine months ended September 30, 2012 and 2011 (unaudited) and for the period January 25, 2011 (Date of Inception) to September 30, 2012 (unaudited)	4

Consolidated Statement of Stockholders’ Equity - Period January 25, 2011 (Date of Inception) to September 30, 2012 (unaudited)	5

Consolidated Statements of Cash Flows – For the nine months ended September 30, 2012 and 2011 (unaudited) and for the period January 25, 2011 (Date of Inception) to September 30, 2012 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7-22

Stratex Oil & Gas Holdings, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(unaudited)

Assets

Current Assets:
Cash	$183,465	$585,805
Accounts receivable - net	60,650	28,336
Inventory	39,119	43,189
Subscriptions receivable	700	15,400
Prepaid expenses	2,854	1,800
Debt issuance costs	867	24,458
Total Current Assets	287,655	698,988

Deposits	10,000	10,000
Oil and gas property, plant and equipment:
Proven property - net	426,550	595,547
Unproven property	2,696,752	2,193,682
Furniture and equipment - net	1,129	1,536
Total Assets	$3,422,086	$3,499,753

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued liabilities	$1,386,189	$117,742
Notes payable - net of debt discount	281,854	1,111,440
Derivative liability - warrants	1,465,017	316,924
Total Current Liabilities	3,133,060	1,546,106

Total Liabilities	3,133,060	1,546,106

Stockholders' Equity:
Series A, convertible preferred stock, $0.0001 par value; 100 shares authorized;
and 100 and 0 shares issued and outstanding	19	-
Common stock, $0.01 par value; 125,000,000 shares authorized;
and 39,482,550 and 26,476,293 shares issued and outstanding	394,826	264,763
Additional paid in capital	5,529,203	2,673,443
Deficit accumulated during the development stage	(5,635,022)	(984,559)
Total Stockholders' Equity	289,026	1,953,647

Total Liabilities and Stockholders' Equity	$3,422,086	$3,499,753

See accompanying notes to financial statements

Stratex Oil & Gas Holdings, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

					January 25, 2011
					(Date of Inception)
	For the three months ended September 30,		For the nine months ended September 30,		through September 30,
	2012	2011	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$223,057	$54,493	$680,687	$54,493	$920,809

Operating Expenses:
Production expenses	45,210	34,843	166,455	34,843	267,720
Depletion, depreciation and amortization	90,068	30,935	257,730	30,935	368,523
General and administrative	1,991,316	183,420	2,967,261	435,033	3,795,490
Loss on abandonment of oil and gas assets	455,815	-	455,815	-	455,815
Total Operating Expenses	2,582,409	249,198	3,847,261	500,811	4,887,548

Loss From Operations	(2,359,352)	(194,705)	(3,166,574)	(446,318)	(3,966,739)

Other Income and (Expense):
Interest income	-	-	675	-	675
Interest expense	(30,306)	-	(354,254)	(16,703)	(537,946)
Change in fair value - derivative liabilities	(1,142,901)	-	(1,130,310)	-	(1,131,012)
Total Other Income and (Expense)	(1,173,207)	-	(1,483,889)	(16,703)	(1,668,283)

Net Loss	$(3,532,559)	$(194,705)	$(4,650,463)	$(463,021)	$(5,635,022)

Net Loss Per Common Share - Basic and Diluted	$(0.09)	$(0.01)	$(0.15)	$(0.07)

Weighted Average Common Shares Outstanding - Basic and Diluted	39,894,180	38,637,644	32,019,433	6,749,718

See accompanying notes to financial statements

Stratex Oil & Gas Holdings, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (unaudited)
For the Period from January 25, 2011 (Date of Inception) to September 30, 2012

					Additional Paid-In	Deficit Accumulated during the	Stockholders'
	Series "A" Preferred Stock		Common Stock			Development
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance, January 25, 2011 (Date of Inception)	-	$-	-	$-	$-	$-	$-

Common stock issued to founders	-	-	5,250,000	52,500	(52,500)	-	-

Common stock issued for cash ($0.014/share - $0.50/share)	-	-	18,670,500	186,705	2,048,904	-	2,235,609

Common stock issued for subscription receivable ($0.014/share)	-	-	1,100,000	11,000	4,400	-	15,400

Common stock issued for property	-	-	37,500	375	18,375	-	18,750

Conversion of notes payable and interest to common stock	-	-	1,238,293	12,383	606,764	-	619,147

Stock issued for services	-	-	180,000	1,800	73,200	-	75,000

Stock issuance costs	-	-	-	-	(25,700)	-	(25,700)

Net loss, December 31, 2011	-	-	-	-	-	(984,559)	(984,559)

Balance, December 31, 2011	-	$-	26,476,293	$264,763	$2,673,443	$(984,559)	$1,953,647

Series "A" Preferred stock issued for services ($1,941.77/share)	100	19	-	-	194,158	-	194,177

Common stock issued for cash ($0.014/share - $0.70/share)	-	-	3,903,570	39,036	786,233	-	825,269

Common stock issued for subscription receivable ($0.014/share)	-	-	968,929	9,689	3,876	-	13,565

Conversion of notes payable and interest to common stock	-	-	1,623,758	16,238	1,109,927	-	1,126,165

Vendor liability settled in stock	-	-	250,000	2,500	1,000	-	3,500

Proceeds from subscriptions payable - net	-	-	-	-	520,000	-	520,000

Stock issued for services	-	-	150,000	1,500	73,500	-	75,000

Employee stock options issued	-	-	-	-	228,166	-	228,166

Stock issued in reverse merger	-	-	6,110,000	61,100	(61,100)	-	-

Net loss, September 30, 2012	-	-	-	-	-	(4,650,463)	(4,650,463)

Balance, September 30, 2012	100	$19	39,482,550	$394,826	$5,529,203	$(5,635,022)	$289,026

See accompanying notes to financial statements

Stratex Oil & Gas Holdings, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			January 25, 2011
			(Date of Inception)
	For the nine months ended September 30,		through September 30,
	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)
Cash Flows From Operating Activities:
Net loss	$(4,650,463)	$(463,021)	$(5,635,022)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depletion, depreciation and amortization	257,730	30,935	368,523
Stock based compensation	497,342	-	572,342
Amortization of debt issue costs	23,591	-	33,633
Accretion of debt discount	328,197	-	465,859
Loss on abandonment of oil and gas assets	455,815	-	455,815
Change in fair value of derivative liabilities	1,130,310	-	1,131,012
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(32,314)	(19,650)	(60,650)
Prepaid expenses	(1,054)	(1,469)	(2,854)
Inventory	4,070	(48,797)	(39,119)
Increase (decrease) in:
Accounts payable and accrued liabilities	1,146,947	763,646	1,268,836
Net Cash Provided By (Used In) Operating Activities	(839,829)	261,644	(1,441,625)

Cash Flows From Investing Activities:
Purchase of oil and gas properties	(1,047,211)	(2,099,277)	(3,928,393)
Deposit on property	-	-	(10,000)
Purchase of furniture and equipment	-	(134,700)	(1,626)
Increase in note receivable	-	(20,000)	-
Net Cash Used In Investing Activities	(1,047,211)	(2,253,977)	(3,940,019)

Cash Flows From Financing Activities:
Proceeds from notes payable	60,000	770,000	2,195,000
Repayments on notes payable	(100,000)	(230,000)	(330,000)
Debt issuance costs paid in cash	-	-	(34,500)
Sale of common stock for cash	1,006,250	1,827,366	3,241,859
Proceeds from subscriptions payable	520,000	302,395	520,000
Proceeds from stock subscriptions receivable	26,765	-	26,765
Repayment of stock subscriptions	(28,315)	-	(28,315)
Stock issuance costs paid in cash	-	-	(25,700)
Net Cash Provided By Financing Activities	1,484,700	2,669,761	5,565,109

Net change in cash	(402,340)	677,428	183,465

Cash at beginning of period	585,805	-	-

Cash at end of period	$183,465	$677,428	$183,465

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,918	$-	$8,143
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Conversion of notes payable and accrued interest to common stock	$1,126,165	$78,616	$1,745,312
Vendor liability settled in stock	$3,500	$-	$-
Issuance of common stock for a subscription receivable	$12,065	$-	$27,465
Purchase of property for common stock	$-	$-	$18,750
Original issue discount on notes payable	$-	$-	$138,000
Derivative liability recorded to debt discount at issuance of notes payable	$17,783	$-	$334,005
Stock issuance costs accrued	$125,000	$-	$125,000

See accompanying notes to financial statements

Stratex Oil & Gas Holdings, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements (unaudited)
September 30, 2012

Note 1 Nature of Operations and Basis of Presentation:

Nature of Operations

Stratex Oil & Gas Holdings, Inc. (the “Company”) (“Pubco”), (formerly known as Poway Muffler and Brake, Inc., doing business as PMB Automotive Repair) was incorporated as Ross Investments Inc. in Colorado on January 6, 1989.

Current Business of the Company

The Company is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves in the Bakken, Three Forks, Heath and Tyler Formations in North Dakota, Montana, Kansas, Nebraska, and Colorado.

The Company’s major assets are an oil well in Roosevelt County, Montana and leaseholds affording drilling rights in North Dakota, Montana, Kansas, Nebraska and Colorado.

Mergers

The Company was capitalized in 2000 and made preparations to enter business, but no revenue was subsequently earned. The Company was dormant in 2007 and 2008 until a merger with Poway Muffler and Brake, Inc. was effected on December 15, 2008. Poway Muffler and Brake, Inc. was a closely held private company operating a brake and muffler business in Poway, California. Ross Investments was the acquirer and surviving company.

On May 25, 2012, Poway Muffler and Brake, Inc. filed an Amendment to the Certificate of Incorporation by which Poway Muffler and Brake, Inc., a Colorado corporation, changed its name to Stratex Oil and Gas Holdings, Inc. (“Pubco”), with the Secretary of the State of Colorado.

On July 6, 2012 (the “Closing Date”), Stratex Acquisition Corp. (“Acquisition Corp.”), a wholly-owned subsidiary of Pubco, merged (the “Merger”) with and into Stratex Oil & Gas, Inc., a Delaware corporation (“Stratex”). Stratex was the surviving corporation of that Merger. As a result of the Merger, Pubco acquired the business of Stratex, and will continue the existing business operations of Stratex as a wholly-owned subsidiary, in a transaction treated as a reverse acquisition. Pubco had minimal operations and majority-voting control was transferred to Stratex.  The transaction also requires a recapitalization of Stratex. Since Stratex acquired a controlling voting interest, it was deemed the accounting acquirer, while Pubco was deemed the legal acquirer. The historical financial statements of the Company are those of Stratex, and of the consolidated entities from the date of merger and subsequent.

Simultaneously with the Merger, on the Closing Date all of the issued and outstanding shares of Stratex common stock converted, on a 2 for 1 basis, into shares of the Company’s common stock, (“Common Stock”). Also on the Closing Date, all of the issued and outstanding options to purchase shares of Stratex common stock, and all of the issued and outstanding warrants (collectively the “Stratex Convertible Securities”) to purchase shares of Stratex Common Stock, upon the exercise or conversion of the Stratex Convertible Securities, shall have the right to convert such Stratex Convertible Securities into the kind and amount of the Company’s  shares of Common Stock and other securities and property which such holder would have owned or have been entitled to receive of Stratex prior to the Closing of the Merger, on a 2 for 1 basis. The options will be administered under Stratex’s 2012 Equity Incentive Plan (the “Stratex Plan”), which the Company assumed and adopted on the Closing Date in connection with the Merger.

On the Closing Date, (i) approximately 33,372,550 shares of Common Stock were issued to former Stratex stockholders; 100 shares of Series A Preferred Stock were issued to former holders of Stratex Series A Preferred Stock (iii) options to purchase 3,000,000 shares of Common Stock granted under the Stratex Plan pursuant to the assumption of the Stratex Plan; (iv) Warrants to purchase 675,000 shares of Common Stock at $0.70 per share issued to holders of 1,350,000 Stratex Warrants (that were exercisable at a price of $.35 per share) were assumed by the Company. In addition, pre-Merger stockholders of Pubco retained 6,110,000 shares of Common Stock.

Stratex Oil & Gas Holdings, Inc.
(A Development Stage Company)
Consolidated Financial Statements (unaudited)
September 30, 2012

The financial statements presented for all periods through and including September 30, 2012 are those of Stratex.  As a result of this Merger, the equity sections of Stratex for all prior periods presented reflect the recapitalization described above and are consistent with the September 30, 2012 balance sheet presented for the Company.

Since the transaction is considered a reverse acquisition and recapitalization, the presentation of pro-forma financial information was not required.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the nine months ended September 30, 2012 are not necessarily indicative of results for the full fiscal year.

Development Stage Company

The Company is a development stage company since it has not yet generated substantial revenue from the sale of oil and gas and, through September 30, 2012, its efforts have been principally devoted to the regulatory, legal and research requirements for the development of a portfolio of proven oil and gas reserves.  The accompanying consolidated financial statements have been prepared in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) 915-205-45.

Note 2 Summary of Significant Accounting Policies:

Principles of Consolidation

All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: allowance for bad debt, inventory obsolescence,  the fair value of share-based payments, fair value of derivative liabilities, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing operating losses.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

Stratex Oil & Gas Holdings, Inc.
(A Development Stage Company)
Consolidated Financial Statements (unaudited)
September 30, 2012

The accompanying consolidated financial statements contain estimates of the Company’s proved reserves and the estimated future net revenues from the proved reserves.  These estimates are based on various assumptions, including assumptions required by the SEC relating to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.

The process of estimating oil and gas reserves is complex and involves significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir.  Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves most likely will vary from these estimates.  Such variations may be significant and could materially affect the estimated quantities and present value of our proved reserves.  In addition, the Company’s management may adjust estimates of proved reserves to reflect production history, results of exploration and development drilling, prevailing oil and gas prices and other factors, many of which are beyond the Company’s control.  The Company’s properties may also be susceptible to hydrocarbon drainage from production by operators on adjacent properties.

The present value of future net cash flows from the Company’s proved reserves is not necessarily the same as the current market value of the Company’s estimated oil and natural gas reserves.  The estimated discounted future net cash flows from the Company’s proved reserves is based on the average, first-day-of-the-month price during the 12-month period preceding the measurement date.  Actual future net cash flows from oil and natural gas properties also will be affected by factors such as actual prices received for oil and gas, actual development and production costs, the amount and timing of actual production, the supply of and demand for oil and gas, and changes in governmental regulations or taxes.

The timing of the Company’s production and incurrence of expenses in connection with the development and production of oil and natural gas properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, the 10% discount factor used when calculating discounted future net cash flows for financial statement disclosure may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company or the oil and natural gas industry in general.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition and change in consumer demand. The Company's operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure.

The Company’s future success depends largely on its ability to find and develop or acquire additional oil and gas reserves that are economically recoverable.  Unless the Company replaces the reserves produced through successful development, exploration or acquisition activities, proved reserves will decline over time.  Recovery of any additional reserves will require significant capital expenditures and successful drilling operations.  The Company may not be able to successfully find and produce reserves economically in the future.  In addition, the Company may not be able to acquire proved reserves at acceptable costs.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents at September 30, 2012 and December 31, 2011.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution.

Stratex Oil & Gas Holdings, Inc.
(A Development Stage Company)
Consolidated Financial Statements (unaudited)
September 30, 2012

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist primarily of oil and gas receivables, net of a valuation allowance for doubtful accounts.  As of September 30, 2012 and December 31, 2011, the allowance for doubtful accounts was $0.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method.

	September 30, 2012	December 31, 2011

Finished goods	$39,119	$43,189
Reserve	-	-
	$39,119	$43,189

Oil and Gas Properties, Successful Efforts Method

The Company uses the successful efforts method of accounting for oil and gas producing activities. Under the successful efforts method, costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed as incurred.  The Company evaluates its proved oil and gas properties for impairment on a field-by-field basis whenever events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. The Company follows Accounting Standards Codification ASC 360 - Property, Plant, and Equipment, for these evaluations. Unamortized capital costs are reduced to fair value if the undiscounted future net cash flows from our interest in the property’s estimated proved reserves are less than the asset’s net book value.

Support Facilities and Equipment

Our support facilities and equipment are generally located in proximity to certain of our principal fields. Depreciation of these support facilities is provided on the straight-line method based on estimated useful lives of 7 to 20 years.

Maintenance and repair costs that do not extend the useful lives of property and equipment are charged to expense as incurred.

Proved Reserves

Estimates of the Company’s proved reserves included in this report are prepared in accordance with GAAP and guidelines from the United States Securities and Exchange Commission (“SEC”). The Company’s engineering estimates of proved oil and natural gas reserves directly impact financial accounting estimates, including depreciation, depletion and amortization expense and impairment. Proved oil and natural gas reserves are the estimated quantities of oil and natural gas reserves that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under period-end economic and operating conditions. The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. The accuracy of a reserve estimate is a function of: (i) the quality and quantity of available data; (ii) the interpretation of that data; (iii) the accuracy of various mandated economic assumptions; and (iv) the judgment of the persons preparing the estimate. The data for a given reservoir may change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Changes in oil and natural gas prices, operating costs and expected performance from a given reservoir also will result in revisions to the amount of the Company’s estimated proved reserves. The Company engages independent reserve engineers to estimate its proved reserves.

Stratex Oil & Gas Holdings, Inc.
(A Development Stage Company)
Consolidated Financial Statements (unaudited)
September 30, 2012

Asset Retirement Obligations

The Company follows the provisions of the Accounting Standards Codification ASC 410 - Asset Retirement and Environmental Obligations. The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  As of September 30, 2012 and December 31, 2011, the Company’s obligations were immaterial.  The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. The Company’s asset retirement obligations relate to the abandonment of oil and gas producing facilities. The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

Debt Issue Costs and Debt Discount

The Company may pay debt issue costs, and record debt discounts in connection with raising funds through the issuance of convertible debt. These costs are amortized over the life of the debt to interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Original Issue Discount

For certain convertible debt issued in 2012 and 2011, the Company provided the debt holder with an original issue discount.  The original issue discount was equal to simple interest at 10% -20% of the proceeds raised.  The original issue discount was recorded to debt discount reducing the face amount of the note and is being amortized to interest expense over the maturity period of the debt.

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as ratchet provisions or conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company utilized an option pricing model. In assessing the Company’s convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, the derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the option pricing model.

Revenue Recognition

Revenues from the sale of oil and natural gas are recognized when the product is delivered at a fixed or determinable price, title has transferred, and collectability is reasonably assured and evidenced by a contract. The Company follows the “sales method” of accounting for oil and natural gas revenue, so it recognizes revenue on all natural gas or crude oil sold to purchasers, regardless of whether the sales are proportionate to its ownership in the property. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than its share of the expected remaining proved reserves.

Stratex Oil & Gas Holdings, Inc.
(A Development Stage Company)
Consolidated Financial Statements (unaudited)
September 30, 2012

Share-Based Payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value utilizing an option pricing model on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expenses resulting from share-based payments are recorded in cost of goods sold or general and administrative expense in the statement of operations, depending on the nature of the services provided.

Income Taxes

The Company is a taxable entity and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the temporary differences reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date of the rate change. A valuation allowance is used to reduce deferred tax assets to the amount that is more likely than not to be realized. Interest and penalties associated with income taxes are included in selling, general and administrative expense.

The Company has adopted ASC 740 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its consolidated financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss), adjusted for changes in income or loss that resulted from the assumed conversion of convertible shares, by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The Company had the following potential common stock equivalents at September 30, 2012:

Convertible debt – face amount of $300,000, conversion price of $0.70	428,571
Common stock options, exercise price of $0.50	3,000,000
Common stock warrants, exercise price of $0.70	675,000
Total common stock equivalents	4,103,571

The Company had no potential common stock equivalents at September 30, 2011.

Since the Company reflected a net loss in 2012 and 2011, the effect of considering any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Stratex Oil & Gas Holdings, Inc.
(A Development Stage Company)
Consolidated Financial Statements (unaudited)
September 30, 2012

Fair Value of Financial Instruments

The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate their fair values because of the short maturity of these instruments.

The Company’s Level 3 financial liabilities consist of the derivative warrant issued with the 2011 notes payables for which there is no current market for this security such that the determination of fair value requires significant judgment or estimation. The Company valued the reset adjustments in the warrant on subsequent potential equity offerings using an option pricing model, for which management understands the methodologies. These models incorporate transaction details such as the Company’s stock price, contractual terms, maturity, risk-free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative warrant liability and derivative feature of convertible notes at every reporting period and recognizes gains or losses in the statements of operations attributable to the change in the fair value of the derivatives.

Stratex Oil & Gas Holdings, Inc.
(A Development Stage Company)
Consolidated Financial Statements (unaudited)
September 30, 2012
Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

September 30, 2012	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total

Derivative warrant liabilities	$-	$-	$1,465,017	$1,465,017

December 31, 2011	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total

Derivative warrant liabilities	$-	$-	$316,924	$316,924

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period January 25, 2011 (Date of Inception) to September 30, 2012:

	Fair Value Measurement Using Level 3 Inputs
	Derivative Liabilities	Total

Balance, January 25, 2011 (Date of Inception)	$-	$-

Purchases, issuances and settlements	316,222	316,222

Total gains or losses (realized/unrealized)
included in net loss	702	702

Transfers in and/or out of Level 3	-	-

Balance, December 31, 2011	$316,924	$316,924

Purchases, issuances and settlements	17,783	17,783

Total gains or losses (realized/unrealized)	1,130,310	1,130,310
included in net loss

Transfers in and/or out of Level 3	-	-

Balance, September 30, 2012	$1,465,017	$1,465,017

Stratex Oil & Gas Holdings, Inc.
(A Development Stage Company)
Consolidated Financial Statements (unaudited)
September 30, 2012
Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

Note 3 Going Concern:

As reflected in the accompanying unaudited consolidated financial statements, the Company has a net loss of $4,650,463 and net cash used in operations of $839,829 for the nine months ended September 30, 2012; and has a working capital deficit of $2,845,405.

The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 Oil and Gas Assets:

The following table summarizes the Company’s oil and gas assets:

Cost January 25, 2011 (Date of Inception)	$-
Additions	2,765,232
Depletion	(103,968)
Impairment	-
Balance – December 31, 2011	2,661,264
Additions	1,047,211
Depletion	(247,221)
Impairment	-
Abandonments	(455,815)
Balance – September 30, 2012	$3,005,439

Stratex Oil & Gas Holdings, Inc.
(A Development Stage Company)
Consolidated Financial Statements (unaudited)
September 30, 2012

The Company owns support facilities and equipment which serve its oil and gas production activities. The following table details these properties and equipment, together with their estimated useful lives:

Cost January 25, 2011 (Date of Inception)	$-
Additions	134,700
Depletion	(6,735)
Impairment	-
Balance – December 31, 2011	127,965
Additions	-
Depletion	(10,102)
Impairment	-
Balance – September 30, 2012	$117,863

During the nine months ended September 30, 2012 and 2011, the Company recorded $257,323 and $30,935 to depletion expense.

During the nine months ended September 30, 2012, an abandonment charge to income in the amount of $455,815 was recognized related to the Company’s Golden Valley Land Lease.

Note 5 Furniture and Equipment:

The following table summarizes furniture and equipment:

Cost January 25, 2011 (Date of Inception)	$-
Additions	1,626
Depreciation	(90)
Impairment	-
Balance – December 31, 2011	1,536
Additions	-
Depreciation	(407)
Impairment	-
Balance – September 30, 2012	$1,129

During the nine months ended September 30, 2012 and 2011, the Company recorded $407 and $0, respectively to depreciation expense.

Note 6 Notes Payable:

(A)   Notes Payable – 10%

During the period February 22, 2011 to June 6, 2011, the Company issued nineteen (19) promissory notes to certain accredited investors in an aggregate amount of $845,000.  The loans bear 10% interest.  These loans have a maturity of 6 months and are unsecured.

During the period ended December 31, 2011, sixteen (16) note-holders converted $615,000 in notes payable and $4,147 of accrued interest into 2,476,585 shares of the Company’s common stock at a conversion rate of $0.25/share.

Stratex Oil & Gas Holdings, Inc.
(A Development Stage Company)
Consolidated Financial Statements (unaudited)
September 30, 2012

During the period ended December 31, 2011, three (3) note-holders were re-paid $230,000 in principal.

The following is a summary of notes payable – related parties:

Balance – January 25, 2011 (Date of Inception)	$-
Issuance of notes payable	845,000
Repayments	(230,000)
Converted to common stock	(615,000)
Balance – December 31, 2011	$-

(B) Notes Payable – Convertible

On October 19, 2011, the Company sold a convertible promissory note in the aggregate principal amount of $1,100,000 for proceeds of $1,000,000 payable May 24, 2012 and a 5 year common stock purchase warrant exercisable for up to 500,000 shares of common stock at $0.70 per share to an accredited investor.  The note is convertible at a rate of $0.70 per share.  The note is unsecured.

During the period ended December 31, 2011, the Company sold four (4) convertible promissory notes in the aggregate principal amount of $328,000 for proceeds of $300,000 with a one year maturity and a 5 year common stock purchase warrant exercisable for up to 145,000 shares of common stock at $0.70 per share to an accredited investor.  The notes are convertible at a rate of $0.70 per share.  The notes are unsecured.

During the nine months ended September 30, 2012, the Company sold two (2) convertible promissory notes in the aggregate principal amount of $72,000 for proceeds of $60,000 with a one year maturity and a 5 year common stock purchase warrant exercisable for up to 30,000 shares of common stock at $0.70 per share to an accredited investor.  The notes are convertible at a rate of $0.70 per share.  The notes are unsecured.

The following is a summary of notes payable - convertible:

Balance – January 25, 2011 (Date of Inception)	$-
Issuance of convertible notes payable	1,428,000
Original issue discount	(138,000)
Discount recorded on derivative liability at issuance	(316,222)
Repayments	-
Converted to common stock	-
Accretion of debt discount	137,662
Balance – December 31, 2011	1,111,440
Issuance of convertible notes payable	72,000
Original issue discount	(12,000)
Discount recorded on derivative liability at issuance	(17,783)
Repayments	(100,000)
Converted to common stock	(1,100,000)
Accretion of debt discount	328,197
Balance – September 30, 2012	$281,854

Stratex Oil & Gas Holdings, Inc.
(A Development Stage Company)
Consolidated Financial Statements (unaudited)
September 30, 2012

(C) Debt Issuance Costs

Debt issuance costs, net are as follows:

Balance – January 25, 2011 (Date of Inception)	$-
Debt issue costs paid in 2011	34,500
Amortization of debt issue costs	(10,042)
Balance - December 31, 2011	24,458
Debt issue costs paid in 2012	-
Amortization of debt issue costs	(23,591)
Balance – September 30, 2012	$867

Note 7 Stockholders’ Equity:

Simultaneously with the Merger with Stratex (See Note 1), on the Closing Date all of the issued and outstanding shares of Stratex common stock converted, on a 2 for 1 basis, into shares of the Company’s common stock, (“Common Stock”). Also on the Closing Date, all of the issued and outstanding options to purchase shares of Stratex common stock, and all of the issued and outstanding warrants (collectively the “Stratex Convertible Securities”) to purchase shares of Stratex Common Stock, upon the exercise or conversion of the Stratex Convertible Securities, shall have the right to convert such Stratex Convertible Securities into the kind and amount of the Company’s  shares of Common Stock and other securities and property which such holder would have owned or have been entitled to receive of Stratex prior to the Closing of the Merger, on a 2 for 1 basis. The options will be administered under Stratex’s 2012 Equity Incentive Plan (the “Stratex Plan”), which the Company assumed and adopted on the Closing Date in connection with the Merger.

On the Closing Date, (i) approximately 33,372,550 shares of Common Stock were issued to former Stratex stockholders; (ii) 100 shares of Series A Preferred Stock were issued to former holders of Stratex Series A Preferred Stock; (iii) options to purchase 3,000,000 shares of Common Stock granted under the Stratex Plan pursuant to the assumption of the Stratex Plan; (iv) Warrants to purchase 675,000 shares of Common Stock at $0.70 per share issued to holders of 1,350,000 Stratex Warrants (that were exercisable at a price of $.35 per share) were assumed by the Company. In addition, pre-Merger stockholders of Pubco retained 6,110,000 shares of Common Stock.

(A)	Preferred Stock

During the nine months ended September 30, 2012, the Company issued the following preferred stock:

Transaction Type	Quantity of Shares	Valuation	Range of Value per Share
Services rendered – officers	100	$194,158	$1,942
Total	100	$194,158	$1,942

Stratex Oil & Gas Holdings, Inc.
(A Development Stage Company)
Consolidated Financial Statements (unaudited)
September 30, 2012

(B)	Common Stock

During the nine months ended September 30, 2012, the Company issued the following common stock:

Transaction Type	Quantity of Shares	Valuation	Range of Value per Share
Issued for cash	3,903,570	$825,269	$0.014 - $0.70
Issued for subscription receivable	968,929	$13,565	$0.014
Conversion of debt and interest	1,623,758	$1,126,165	$0.50 - 0.70
Vendor liability settled in stock	250,000	$3,500	$0.014
Issued in reverse acquisition	6,110,000	$-	$-
Services rendered – consultants	150,000	$75,000	$0.50
Total	13,006,257	$2,043,499	$0.014 - $0.70

During the period January 25, 2011 (Date of Inception) to September 31, 2012, the Company issued the following common stock:

Transaction Type	Quantity of Shares	Valuation	Range of Value per Share
Founder shares	5,250,000	$-	$-
Issued for cash	22,574,070	$3,060,878	$0.014 - $0.70
Issued for subscription receivable	2,068,929	$28,965	$0.014
Issued for purchase of property	37,500	$18,750	$0.50
Services rendered – consultants	330,000	$150,000	$0.014 - $0.50
Vendor liability settled in stock	250,000	$3,500	$0.014
Issued in reverse acquisition	6,110,000	$-	$-
Conversion of debt and interest	2,862,051	$1,745,312	$0.50 - 0.70

Total	39,482,550	$5,007,405	$0.014 - $0.70

(C)  Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 25, 2011 (Date of Inception)	-	$-
Exercisable – January 25, 2011 (Date of Inception)	-	$-
Granted	645,000	$0.70
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2011	645,000	$0.70
Exercisable – December 31, 2011	645,000	$0.70
Granted	30,000	$0.70
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – September 30, 2012	675,000	$0.70
Exercisable – September 30, 2012	675,000	$0.70

Stratex Oil & Gas Holdings, Inc.
(A Development Stage Company)
Consolidated Financial Statements (unaudited)
September 30, 2012

Warrants Outstanding				Warrants Exercisable
Range of	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
exercise price
$0.70	675,000	4.14 years	$0.70	675,000	$0.70

At September 30, 2012 and December 31, 2011, the total intrinsic value of warrants outstanding and exercisable was $1,046,250 and $0, respectively.

(D) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – January 25, 2011 (Date of Inception)	-	$-
Exercisable – January 25, 2011 (Date of Inception)	-	$-
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2011	-	$-
Exercisable – December 31, 2011	-	$-
Granted	3,000,000	$0.50
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – September 30, 2012	3,000,000	$0.50
Exercisable – September 30, 2012	500,000	$0.50

Options Outstanding				Options Exercisable
Range of	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
exercise price
$0.50	3,000,000	2.50 years	$0.50	500,000	$0.50

At September 30, 2012 and December 31, 2011, the total intrinsic value of options outstanding and exercisable was $875,000 and $0, respectively.

Stratex Oil & Gas Holdings, Inc.
(A Development Stage Company)
Consolidated Financial Statements (unaudited)
September 30, 2012

Note 8 Commitments and Contingencies:

Litigations, Claims and Assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

On May 18, 2012, Stratex filed a complaint against Petrogulf Corporation in the U.S. District Court for the District of North Dakota alleging breach of an agreement to assign to Stratex a non-operating, working interest in certain oil wells and oil & gas leases. Stratex seeks specific performance of the disputed agreement, an award of compensatory damages to be determined at trial, but in no event less than $50 million, plus interest, costs incurred in connection with this litigation and such relief as the court may deem proper. Petrogulf Corporation seeks declaratory judgment and monetary damages related to and arising from our complaint filing.

Oil and Gas Prices

The prices of oil, natural gas, methane gas and other fuels have been, and are likely to continue to be, volatile and subject to wide fluctuations in response to numerous factors, including but not limited to the worldwide and domestic supplies of oil and gas, changes in the supply of and demand for such fuels, political conditions in fuel-producing and fuel-consuming regions, weather conditions, the development of other energy sources, and the effect of government regulation on the production, transportation and sale of fuels.  These factors and the volatility of energy markets make it extremely difficult to predict future oil and gas price movements with any certainty.  A decline in prices could adversely affect the Company’s financial position, financial results, cash flows, access to capital and ability to grow.

Environmental Liabilities

Oil and gas operations are subject to many risks, including well blowouts, cratering and explosions, pipe failure, fires, formations with abnormal pressures, uncontrollable flows of oil, natural gas, brine or other well fluids, and other environmental hazards and risks.  Our drilling operations involve risks from high pressures and from mechanical difficulties such as stuck pipes, collapsed casings, and separated cables.  If any of these circumstances occur, the Company could sustain substantial losses as a result of injury or loss of life, destruction of property and equipment, damage to national resources, pollution or other environmental damages, clean-up responsibilities, regulatory investigations and penalties, suspension of operations, and compliance with environmental laws and regulations relating to air emissions, waste disposal and hydraulic fracturing, restrictions on drilling and completion operations and other laws and regulations.  The Company’s potential liability for environmental hazards may include those created by the previous owners of properties purchased or leased prior to the date we purchase or lease the property.  The Company maintains insurance against some, but not all, of the risks described above.  Insurance coverage may not be adequate to cover casualty losses or liabilities.

Employment Contracts

On April 1, 2012, the Company entered into an Executive Employment Agreement with the Chief Executive Officer.  The terms of the Agreement are as follows:

●	Term - 5 years,
●	Compensation - $250,000 salary per annum, bonus eligibility, (annual raises equal to 10%),
●	Option Grant - 1,500,000 options to acquire restricted stock, (adjusted for post 2:1 stock split),
●	Preferred Share Grant - 50 shares of Preferred Stock which entitle the CEO to 50 million votes on all matters submitted to a vote of the shareholders of the Company.

Stratex Oil & Gas Holdings, Inc.
(A Development Stage Company)
Consolidated Financial Statements (unaudited)
September 30, 2012

On April 1, 2012, the Company entered into an Executive Employment Agreement with the Chief Operating Officer.  The terms of the Agreement are as follows:

●	Term - 5 years,
●	Compensation - $250,000 salary per annum, bonus eligibility, (annual raises equal to 10%),
●	Option Grant - 1,500,000 options to acquire restricted stock, (adjusted for post 2:1 stock split),
●	Preferred Share Grant - 50 shares of Preferred Stock which entitle the COO to 50 million votes on all matters submitted to a vote of the shareholders of the Company.

Note 9 Subsequent Events:

The Company has evaluated for any subsequent events through November 26, 2012, which is the date these consolidated financial statements were available to be issued.

On November 1, 2012, we entered into a Purchase & Sale Agreement (the “Agreement”) with Fortuna Energy, Inc. (“Fortuna Energy”). Pursuant to the Agreement, we purchased certain oil & gas property located  in Divide County North Dakota from Fortuna Energy for consideration of $200,000 cash and 200,000 shares of our common stock.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Stratex Oil & Gas Holdings, Inc. began its operations in January 2011 and is the resultant company after a merger with Poway Muffler and Brake, Inc., in July 2012. Our stock trades under the symbol STTX.  Most of the prior filings with the Securities and Exchange Commission reflect the operations of the company we merged with and do not reflect our operations.  This current filing contains financial statements that represent Stratex’s operations as an oil development company.

Stratex has as its mission the aggregation of oil and gas leases on properties primarily in the Bakken formation in North Dakota and Montana even though it owns leases in other formations and locations.  We do not intend to primarily operate the drilling programs pertaining to our holdings, but rather to participate in the cash flow though a carried interest in each property.

Stratex currently owns an interest in 30 oil wells which is the source of our cash flow.  Stratex controls leases in North Dakota, Montana, Nebraska, Colorado and Kansas; these leases are expected to provide a source of future oil drilling properties which, due to their locations, are expected to become more valuable particularly as the Bakken formation is further developed.  There is no assurance that such an outcome will be realized.

As of September 30, 2012, we have approximately 22,337 net acres in  Sheridan, Montana,  Williams, Divide, Mountrail, and Stark, North Dakota,  Sioux, Nebraska, and Weld, Colorado.  We do not own the majority working interest in this acreage, nor do we have any ability to influence the potential development of this acreage within the terms of the lease.  These working interests grant us the right, as the lessee of the property, to explore for, develop and produce oil, natural gas and other minerals, while bearing our portion of related exploration, development and operating costs.

The Bakken formation is recognized internationally as a major source of oil reserves.  The United States Geological Survey (USGS) estimates that the Bakken has some 4.3 billion barrels of recoverable oil.  The Keystone pipeline, which runs along the US-Canada border, was halted by President Obama and we expect it to be approved and construction to be resumed in the near future.  If approved, it will be a principal means of transporting the Bakken oil from the Canadian and US portions of the formation to the refineries.  It is believed that the Bakken oil fields and the shale gas fields in other parts of the US will make the US energy independent this decade.

Stratex has acquired these properties for cash in all cases (raised through equity sales of our common stock and a small amount of debt securities) except for our latest acquisition that closed in November 2012.  That acquisition, valued at almost $700,000, the Divide County, North Dakota properties, was acquired by means of a cash payment and an issuance of shares of our common stock.  We also made a tender offer for control of Magellan Petroleum which offer consisted of a similar structure of a cash portion of approximately $38 million and one share of our common stock for each common share of Magellan Petroleum; the value of the tender was $124 million.  At the time of the tender offer, we had a commitment, which is still effective, to fund the cash portion of the offer.  The Magellan board rejected our offer and we are currently evaluating whether we wish to make a revised offer.  We believe that we can finance such acquisitions through various capital raising programs and the use of our shares as a partial payment.

We expect to continue to acquire oil and gas properties and to build our asset base.  As the deal flow that we are seeing is ever expanding, we believe we will be raising capital through equity sales and debt financing to continue to acquire more properties and to receive cash flow by participating in the development of the drilling programs that each property is designed to support.

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

Results of Operations for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011:

Revenues:

We generated revenues of $223,057 for the three months ended September 30, 2012 and $54,493 for the three months ended September 30, 2011. The increase in revenue reflects an increase in sales volumes as a result of additional producing wells during the three months ended September 30, 2012.  The Company was newly incepted and was acquiring properties during 2011.

Operating Expenses:

●
Production expense was $45,210 for the three months ended September 30, 2012 and $34,843 for the three months ended September 30, 2011.  The increase in expense reflects an increase in the properties and producing wells during the three months ended September 30, 2012.  The Company was newly incepted and was acquiring properties during 2011.

●
General and administrative expense was $1,991,316 for the three months ended September 30, 2012 and $183,420 for the three months ended September 30, 2011.  The increase in expense is primarily attributable to an increase in professional fees for the Company’s merger, an increase in salaries and payroll related expenses, and an increase in stock based compensation to employees.  In addition, the company engaged key consultants to assist in the oil and gas efforts.

●
Depletion, depreciation and amortization expense was $90,068 for the three months ended September 30, 2012 and $30,935 for the three months ended September 30, 2011.  The increase in expense reflects an increase in the properties and producing wells during the three months ended September 30, 2012.  The Company was newly incepted and was acquiring properties during 2011.

●
Loss on abandonment of oil and gas assets was $455,815 for the three months ended September 30, 2012 and $0 for the three months ended September 30, 2011. An abandonment charge to income in the amount of $455,815 was recognized related to the Company’s Golden Valley Land Lease during the three months ended September 30, 2012.

Other Income and (Expense):

Other income (expense) was $(1,173,207) for the three months ended September 30, 2012 and $0 for the three months ended September 30, 2011. Other income (expense) consisted of interest expense on the notes and convertible notes entered into during the period January 25, 2011 (Date of Inception) through September 30, 2012.  In addition, the company accretes debt discount associated with the derivative liability through interest expense and recognized a major increase in fair market value of the derivative liability during the three months ended September 30, 2012.

Results of Operations for the nine months ended September 30, 2012 as compared to the period January 25, 2011 (Date of Inception) to September 30, 2011:

Revenues:

We generated revenues of $680,687 for the nine months ended September 30, 2012 and $54,493 for the period January 25, 2011 (Date of Inception) to September 30, 2011. The increase in revenue reflects an increase in sales volumes as a result of additional producing wells during the nine months ended September 30, 2012.  The Company was newly incepted and was acquiring properties during 2011.

Operating Expenses:

●
Production expense was $166,455 for the nine months ended September 30, 2012 and $34,843 for the period January 25, 2011 (Date of Inception) to September 30, 2011.  The increase in expense reflects an increase in the properties and producing wells during the nine months ended September 30, 2012.  The Company was newly incepted and was acquiring properties during 2011.

●
General and administrative expense was $2,967,261 for the nine months ended September 30, 2012 and $435,033 for the period January 25, 2011 (Date of Inception) to September 30, 2011.  The increase in expense is primarily attributable to an increase in professional fees for the Company’s merger, an increase in salaries and payroll related expenses, and an increase in stock based compensation to employees.  In addition, the company engaged key consultants to assist in the oil and gas efforts.

●
Depletion, depreciation and amortization expense was $257,730 for the nine months ended September 30, 2012 and $30,935 for the period January 25, 2011 (Date of Inception) to September 30, 2011.  The increase in expense reflects an increase in the properties and producing wells during the nine months ended September 30, 2012.  The Company was newly incepted and was acquiring properties during 2011.

●
Loss on abandonment of oil and gas assets was $455,815 for the nine months ended September 30, 2012 and $0 for the period January 25, 2011 (Date of Inception) to September 30, 2011. An abandonment charge to income in the amount of $455,815 was recognized related to the Company’s Golden Valley Land Lease during the nine months ended September 30, 2012.

Other Income and (Expense):

Other income (expense) was $(1,483,889) for the nine months ended September 30, 2012 and $(16,703) for the nine months ended September 30, 2011. Other income (expense) consisted of interest expense on the notes and convertible notes entered into during the period January 25, 2011 (Date of Inception) through September 30, 2012.  In addition, the company accretes debt discount associated with the derivative liability through interest expense and recognized a major increase in fair market value of the derivative liability during the nine months ended September 30, 2012.

Liquidity and Capital Resources:

We have incurred net operating losses and operating cash flow deficits since inception, continuing through the first three quarters of 2012. We are in the early stages of acquisition and development of oil and gas leaseholds and properties, and we have been funded primarily by a combination of equity issuances and debt, and to a lesser extent by operating cash flows, to execute on our business plan of acquiring working interests in oil and gas properties and for working capital for production. At September 30, 2012, we had cash and cash equivalents totaling approximately $183,000.

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

Our financial statements for the nine months ended September 30, 2012 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

Cash from Operating Activities

Cash used in operating activities was approximately $840,000 for the nine months ended September 30, 2012, as compared to cash provided by operating activities of approximately $260,000 during the period January 25, 2011 (Date of Inception) to September 30, 2011. The increase in cash used in operating activities is due to the higher expenses associated with the continuing increase in activities of oil and gas production, an increase in professional fees for the Company’s merger and an increase in salaries and payroll related expenses.

Cash from Investing Activities

Cash used for investing activities for the nine months ended September 30, 2012 was approximately $1,050,000 as compared to approximately $2,250,000 during the period January 25, 2011 (Date of Inception) to September 30, 2011. The decrease is due to a decrease in capital acquisition during 2012 as compared to the comparable period ended 2011.

Cash from Financing Activities

Total net cash provided by financing activities was approximately $1,485,000 for the nine months ended September 30, 2012, from various debt and equity offerings. Total net cash provided by financing activities during the period January 25, 2011 (Date of Inception) to September 30, 2011 was approximately $2,670,000 from various debt and equity offerings. For more details about these debt and equity financings, see Notes to the Consolidated Financial Statements for the year ended December 31, 2011 and the nine months ended September 30, 2012, incorporated by reference herein.

Planned Capital Expenditures

Dependent on our ability to obtain sufficient financing, development plans for 2012 include identifying and acquiring additional properties and leases in different operators and regions.

The Company incurred approximately $60,000 in development costs on the well during July and August 2012.  The Company expects to incur maintenance costs of approximately $7,000 to $9,000 per month for the next twelve months to maintain the asset.

Critical Accounting Policies and Estimates:

Our discussion of our financial condition and results of operations is based on the information reported in our financial statements. The preparation of our financial statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities as of the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant accounting policies are described in Note 2 –Summary of Significant Accounting Polcies to our consolidated financial statements and notes. We have outlined below certain of these policies that have particular importance to the reporting of our financial condition and results of operations and that require the application of significant judgment by our management.

Key Definitions

Proved reserves, as defined by the SEC, are the estimated quantities of crude oil, condensate, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty are recoverable in future years from known reservoirs under existing economic and operating conditions. Valuations include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. Prices do not include the effect of derivative instruments, if any, entered into by us.

Proved developed reserves are those reserves expected to be recovered through existing equipment and operating methods. Additional oil and gas volumes expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery would be included as proved developed reserves only after testing of a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

Proved undeveloped reserves are those reserves that are expected to be recovered from new wells on non-drilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on non-drilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other non-drilled units are claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation.

Estimation of Reserves

Volumes of reserves are estimates that, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data as well as production performance data. There are numerous uncertainties in estimating crude oil and natural gas reserve quantities, projecting future production rates and projecting the timing of future development expenditures. Natural gas and oil reserve engineering must be recognized as a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact way. Estimates of independent engineers that we use may differ from those of other engineers. The accuracy of any reserve estimate is a function of the quantity and quality of available data and of engineering and geological interpretation and judgment. Accordingly, future estimates are subject to change as additional information becomes available.

The most critical estimate we make is the engineering estimate of proved oil and gas reserves. This estimate affects the application of the successful efforts method of accounting, the calculation of depletion, depreciation and amortization of oil and gas properties and the estimate of any impairment of our oil and gas properties. It also affects the estimated lives used to determine asset retirement obligations. In addition, the estimates of proved oil and gas reserves are the basis for the annual year end disclosure of the related standardized measure of discounted future net cash flows.

Revenues from the sale of oil and natural gas are recognized when the product is delivered at a fixed or determinable price, title has transferred, and collectability is reasonably assured and evidenced by a contract. We follow the “sales method” of accounting for oil and natural gas revenue, so we recognize revenue on all natural gas or crude oil sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property. We recognize a receivable or liability only to the extent that we have an imbalance on a specific property greater than our share of the expected remaining proved reserves. For oil sales, this occurs when the customer's truck takes delivery of oil from the operators’ storage tanks

Successful Efforts Accounting

We utilize the successful efforts method to account for our natural gas and oil operations. Under this method, all costs associated with natural gas and oil lease acquisitions, successful exploratory wells and all development wells are capitalized. Development costs of producing properties are amortized on a units-of-production basis over the remaining life of proved developed producing reserves, and leasehold costs associated with producing properties are amortized on a units-of-production basis over the remaining life of all proved reserves associated with the leases on which producing properties are drilled. Unproved leasehold costs are capitalized pending the results of exploration efforts. Exploration costs, including geological and geophysical expenses, exploratory dry holes and delay rentals, are expensed when incurred.

Impairment of Properties

We review our proved properties for potential impairment at the field level when management determines that events or circumstances indicate that the recorded carrying value of any of the properties may not be recoverable. Such events include a projection of future natural gas and oil reserves that will be produced from a well, the timing of this future production, future costs to produce the natural gas and oil, and future inflation levels. If the carrying amount of an asset exceeds the sum of the discounted estimated future net cash flows, we recognize impairment expense equal to the difference between the carrying value and the fair market value of the asset, which is estimated to be the expected discounted value of future net cash flows from reserves, without the application of any estimate of risk. We cannot predict the amount of impairment charges that may be recorded in the future. Unproved leasehold costs are reviewed periodically and impairment is recognized to the extent, if any, that the cost of the property has been impaired. We follow the Accounting Standards Codification ASC 360 Property, Plant, and Equipment, for these evaluations. Unamortized capital costs are reduced to fair value if the undiscounted future net cash flows from our interest in the property’s estimated proved reserves are less than the asset’s net book value.

Proved Reserves

Estimates of our proved reserves included in this report are prepared in accordance with accounting principles generally accepted in the United States of America and SEC guidelines. Our engineering estimates of proved oil and natural gas reserves directly impact financial accounting estimates, including depletion, depreciation and amortization expense and the impairment. Proved oil and natural gas reserves are the estimated quantities of oil and natural gas reserves that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under period-end economic and operating conditions. The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. The accuracy of a reserve estimate is a function of: (i) the quality and quantity of available data; (ii) the interpretation of that data; (iii) the accuracy of various mandated economic assumptions and (iv) the judgment of the persons preparing the estimate. The data for a given reservoir may change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Changes in oil and natural gas prices, operating costs and expected performance from a given reservoir also will result in revisions to the amount of our estimated proved reserves. We engage independent reserve engineers to estimate our proved reserves.

Share-Based Compensation

Compensation expense has been recorded for grants of restricted common stock and options based on the fair value of the common stock on the measurement date. We estimate the fair value of each stock option awarded at the grant date by using the Black-Scholes option pricing model. FASB ASC Topic No. 718-10 establishes standards for transactions in which an entity obtains employee services in share-based payment transactions. The guidance requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Standards of accounting for transactions in which an entity exchanges its equity instruments for goods and services by a consultant or contractor are further governed by FASB ASC Topic No. 505-50 by which the grant is measured at the fair value of the stock exchanged and the associated expense is recorded according to the category of the good or service rendered.

Derivative Valuation

We estimate the fair value of financial assets and liabilities based on a three-level valuation hierarchy for disclosures of fair value measurement and enhance disclosure requirements for fair value measures.

The three levels are defined as follows:

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

All derivative instruments are recorded on the balance sheet at their fair value. Changes in the fair value of each derivative are recorded each period in current period earnings.

New Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

This information has been omitted as the Company qualifies as a smaller reporting company.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Accounting Officer), as of the end of the period covered by this report, our CEO and Chief Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The disclosure set forth in Item 5 of this Quarterly report is incorporated by reference herein.

Item 3.  Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

None

Item 5. Other Information

On November 1, 2012, we entered into a Purchase & Sale Agreement (the “Agreement”) attached hereto as Exhibit 10.1 with Fortuna Energy, Inc. (“Fortuna Energy”). Pursuant to the Agreement, we purchased certain oil & gas property located  in Divide County North Dakota from Fortuna Energy for consideration of $200,000 cash and 200,000 shares of our common stock.

The shares of common stock issued to Fortuna Energy were not registered under the Securities Act of 1933, as amended, (the “Securities Act”) and qualified for exemption under Section 4(2) of the Securities Act since the issuance of securities by us did not involve a public offering. The issuance was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, Fortuna Energy represented that it had the necessary investment intent as required by Section 4(2) since Fortuna Energy agreed to and received securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 6.  Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger and Reorganization, dated as of July 3, 2012, by and among Stratex Holdings, Inc. a Colorado corporation, Stratex Acquisition Corp., a Colorado corporation and Stratex Oil & Gas, Inc., a Delaware corporation (1)

2.2	State of Delaware Certificate of Merger (1)
2.3	State of Colorado Statement of Merger (1)
3.1	Articles of Incorporation of Stratex Acquisition Corp., as filed with the Secretary of State of Colorado on May 24 ,2012* (1)
3.2	Bylaws of Stratex Oil & Gas, Inc. (1)
3.3	Bylaws of Stratex Acquisition Corp. (1)
3.4	Articles of Amendment of Poway Muffler and Brake, Inc. filed on May 25, 2012 (incorporated by reference to Form 8-K filed on June 6, 2012)

10.1	Form of Purchase and Sale Agreement between Fortuna Energy, Inc. and Stratex Oil & Gas, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Taxonomy Schema (2)
101.CAL	XBRL Taxonomy Calculation Linkbase (2)
101.DEF	XBRL Definition Linkbase (2)
101.LAB	Taxonomy Label Linkbase (2)
101.PRE	XBRL Taxonomy Presentation Linkbase (2)

(1)	Incorporated by reference to Form 8-K filed on July 13, 2012
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

STRATEX OIL &GAS HOLDINGS, INC.

Date: November 26, 2012	By:	/s/ Stephen Funk
Stephen Funk
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 26, 2012	By:	/s/ Stephen Funk
Stephen Funk
Chief Financial Officer
(Principal Financial Officer)