Form 10-Q
period 2013-03-31
Stratex Oil & Gas Holdings, Inc.
filed 2013-05-15
CIK 1482361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

As of May 14, 2013, there were 44,332,376 shares of common stock, 0.01 par value per share, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

STRATEX OIL & GAS HOLDINGS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

Stratex Oil & Gas Holdings, Inc.
Condensed Consolidated Financial Statements
March 31, 2013

Table of Contents

Page(s)

Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	3

Condensed Consolidated Statements of Operations (unaudited)
For the Three Months Ended March 31, 2013 and 2012	4

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
For the Period January 1, 2012 through March 31, 2013	5

Condensed Consolidated Statements of Cash Flows (unaudited)
For the Three Months Ended March 31, 2013 and 2012	6

Notes to Condensed Consolidated Financial Statements	7-20

Stratex Oil & Gas Holdings, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(unaudited)

Assets

Current Assets:
Cash	$460,617	$75,103
Accounts receivable - net	180,527	108,586
Inventory	24,067	24,067
Prepaid expenses	37,306	38,832
Total Current Assets	702,517	246,588

Deposits	10,000	10,000
Oil and gas property, plant and equipment:
Proven property - net	985,608	586,654
Unproven property	2,057,525	2,055,090
Furniture and equipment - net	858	994
Total Assets	$3,756,508	$2,899,326

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued liabilities	$1,033,846	$419,658
Demand notes payable	216,000	180,000
Notes payable - net of debt discount	222,979	148,734
Derivative liability - warrants	591,335	593,555
Total Current Liabilities	2,064,160	1,341,947

Long-term Liabilities:
Asset retirement obligations	34,000	-
Notes payable - net of debt discount	8,779	-
Total Long-Term Liabilities	42,779	-

Total Liabilities	2,106,939	1,341,947

Commitments and Contingencies

Stockholders' Equity:
Series A, convertible preferred stock, $0.0001 par value; 100 shares authorized;
and 100 and 0 shares issued and outstanding	1	1
Common stock, $0.01 par value; 750,000,000 shares authorized;
and 44,347,556 and 44,281,127 shares issued and outstanding	443,475	442,811
Additional paid in capital	10,422,683	9,769,750
Accumulated deficit	(9,216,590)	(8,655,183)
Total Stockholders' Equity	1,649,569	1,557,379

Total Liabilities and Stockholders' Equity	$3,756,508	$2,899,326

See accompanying notes to financial statements

Stratex Oil & Gas Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For The Three Months Ended
	March 31,	March 31,
	2013	2012

Revenue	$266,778	$220,211

Operating Expenses:
Production expenses	60,070	68,304
Depletion, depreciation and amortization	66,317	67,203
General and administrative	456,335	281,583
Total Operating Expenses	582,722	417,090

Loss From Operations	(315,944)	(196,879)

Other Income and (Expense):
Interest income	-	534
Interest expense	(260,643)	(230,166)
Change in fair value - derivative liabilities	2,220	5,053
Other income	12,960	-
Total Other Income and (Expense)	(245,463)	(224,579)

Net Loss	$(561,407)	$(421,458)

Net Loss Per Common Share - Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Common Shares Outstanding
- Basic and Diluted	44,327,627	26,854,314

See accompanying notes to financial statements

Stratex Oil & Gas Holdings, Inc.
Condensed Consolidated Statement of Stockholders' Equity
For the Period from January 01, 2012 to March 31, 2013
(unaudited)

	Series "A" Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2012	-	$-	26,476,293	$264,763	$2,673,443	$(984,559)	$1,953,647

Series "A" Preferred stock issued for services ($82.92/share)	100	1	-	-	8,291	-	8,292

Common stock issued for cash ($0.014/share - $0.70/share)	-	-	6,182,500	61,825	1,435,510	-	1,497,335

Conversion of notes payable and interest to common stock	-	-	1,692,334	16,923	1,157,242	-	1,174,165

Stock issued with promissory note	-	-	1,000,000	10,000	490,000	-	500,000

Stock issued to acquire oil and gas assets	-	-	250,000	2,500	447,500	-	450,000

Stock issued for services	-	-	2,570,000	25,700	1,259,300	-	1,285,000

Stock issuance costs	-	-	-	-	(210,000)	-	(210,000)

Share based compensation	-	-	-	-	2,569,564	-	2,569,564

Stock issued in reverse merger	-	-	6,110,000	61,100	(61,100)	-	-

Net loss, December 31, 2012	-	-	-	-	-	(7,670,624)	(7,670,624)

Balance, December 31, 2012	100	1	44,281,127	442,811	9,769,750	(8,655,183)	1,557,379

Conversion of notes payable and interest to common stock	-	-	66,429	664	35,336	-	36,000

Share based compensation	-	-	-	-	114,083	-	114,083

Warrants issued with promissory note	-	-	-	-	503,514	-	503,514

Net loss, three months ended March 31, 2013	-	-	-	-	-	(561,407)	(561,407)

Balance, March 31, 2013	100	$1	44,347,556	$443,475	$10,422,683	$(9,216,590)	$1,649,569

See accompanying notes to financial statements

Stratex Oil & Gas Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For The Three Months Ended
	March 31,	March 31,
	2013	2012

Cash Flows From Operating Activities:
Net loss	$(561,407)	$(421,458)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depletion, depreciation and amortization	32,318	67,203
Stock based compensation	114,083	75,000
Amortization of debt issue costs	-	15,761
Accretion of debt discount	258,539	211,939
Change in fair value of derivative liabilities	(2,220)	(5,053)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(71,941)	(24,430)
Prepaid expenses	1,526	(23,400)
Inventory	-	4,070
Increase (decrease) in:
Accounts payable and accrued liabilities	614,187	(89,400)
Asset retirement obligations	34,000	-
Net Cash Provided By (Used In) Operating Activities	419,085	(189,768)

Cash Flows From Investing Activities:
Purchase of oil and gas properties	(433,571)	(508,079)
Net Cash Used In Investing Activities	(433,571)	(508,079)

Cash Flows From Financing Activities:
Proceeds from notes payable	400,000	60,000
Repayments on notes payable	-	(100,000)
Sale of common stock for cash	-	123,480
Proceeds from subscriptions payable	-	134,020
Net Cash Provided By Financing Activities	400,000	217,500

Net change in cash	385,514	(480,347)

Cash at beginning of period	75,103	585,805

Cash at end of period	$460,617	$105,458

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$3,918
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Conversion of notes payable and accrued interest to common stock	$36,000	$-
Original issue discount on notes payable	$400,000	$12,000
Derivative liability recorded to debt discount at issuance of notes payable	$-	$17,783
Reclass convertible note to demand note	$36,000	$-

See accompanying notes to financial statements

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2013
Note 1 Nature of Operations and Basis of Presentation:

Nature of Operations

Stratex Oil & Gas Holdings, Inc. (the “Company”) (“Pubco”) was incorporated in August 15, 2003.  The Company was originally incorporated as Poway Muffler and Brake Inc. in California on August 15, 2003 to enter the muffler and brake business.  On December 15, 2008, a merger was effected with Ross Investments Inc., a Colorado shell corporation.    Ross Investments was the acquirer and the surviving corporation.  Ross Investments Inc. then changed its name to Poway Muffler and Brake, Inc. On May 25, 2012, we filed an Amendment to our Certificate of Incorporation by which we changed our name from Poway Muffler and Brake, Inc., a Colorado corporation, to Stratex Oil and Gas Holdings, Inc., with the Secretary of the State of Colorado.

On July 6, 2012, Stratex Acquisition Corp., a wholly-owned subsidiary of Stratex Oil & Gas Holdings, Inc. merged with and into Stratex Oil & Gas, Inc., a Delaware corporation (“Stratex”). Stratex was the surviving corporation of that Merger. As a result of the merger, we acquired the business of Stratex, and continue the business operations of Stratex as a wholly-owned subsidiary.

The Company is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves in the Bakken, Three Forks, Heath and Tyler Formations in North Dakota, Montana, Kansas, Nebraska, Texas and Colorado.

The Company’s major assets include approximately 15,220 net acres in  Sheridan, Montana,  Williams, Divide, Mountrail, and Stark, North Dakota,  Sioux, Nebraska, Runnels, Texas, and Weld, Colorado.  We do not own the majority working interest in this acreage, nor do we have any ability to influence the potential development of this acreage within the terms of the lease.  These working interests grant us the right, as the lessee of the property, to explore for, develop and produce oil, natural gas and other minerals, while bearing our portion of related exploration, development and operating costs. The Company’s also owns an oil well in Roosevelt County, Montana, and has royalty interests in 5 wells in Lane, Kansas, and 138 wells in weld Colorado.

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

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2013

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

The financial statements presented for all periods through and including March 31, 2013 are those of Stratex.  As a result of this Merger, the equity sections of Stratex for all prior periods presented reflect the recapitalization described above and are consistent with the March 31, 2013 balance sheet presented for the Company.

Since the transaction is considered a reverse acquisition and recapitalization, the presentation of pro-forma financial information was not required.

Basis of Presentation

The condensed consolidated financial statements and accompanying footnotes are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

The unaudited financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2012. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the year ended December 31, 2012 has been omitted. The results of operations for the interim periods presented are not necessarily indicative of results for the entire year ending December 31, 2013.

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

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2013

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents at March 31, 2013 and December 31, 2012.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist primarily of oil and gas receivables, net of a valuation allowance for doubtful accounts.  As of March 31, 2013 and December 31, 2012, the allowance for doubtful accounts was $0.

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2013

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method.

	March 31, 2013	December 31, 2012

Finished goods	$24,067	$24,067
Reserve	-	-
	$24,067	$24,067

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

Asset Retirement Obligations

The Company follows the provisions of the FASB ASC 410 - Asset Retirement and Environmental Obligations. The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  As of March 31, 2013 and December 31, 2012, the Company’s obligations were $34,000 and $0, respectively.  The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. The Company’s asset retirement obligations relate to the abandonment of oil and gas producing facilities. The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2013

Debt Issue Costs and Debt Discount

The Company may pay debt issue costs, and record debt discounts in connection with raising funds through the issuance of convertible debt. These costs are amortized over the life of the debt to interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Original Issue Discount

For certain debt issued in 2012 and 2011, the Company provided the debt holder with an original issue discount.  The original issue discount was equal to simple interest at 10% - 20% of the proceeds raised.  The original issue discount was recorded to debt discount reducing the face amount of the note and is being amortized to interest expense over the maturity period of the debt.

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

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2013

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

The Company had the following potential common stock equivalents at March 31, 2013:

Convertible debt – face amount of $216,000, conversion price of $0.70	308,571
Common stock options, exercise price of $0.50	3,000,000
Common stock warrants, exercise price of $0.70 - $1.65	2,575,000
Total common stock equivalents	5,883,571

The Company had the following potential common stock equivalents at December 31, 2012:

Convertible debt – face amount of $252,000, conversion price of $0.70	360,000
Common stock options, exercise price of $0.50	3,000,000
Common stock warrants, exercise price of $0.70 - $1.65	2,075,000
Total common stock equivalents	5,435,000

Since the Company reflected a net loss in March 31, 2013 and 2012, the effect of considering any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2013

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

March 31, 2013	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total

Derivative warrant liabilities	$-	$-	$591,335	$591,335
December 31, 2012	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Derivative warrant liabilities	$-	$-	$593,555	$593,555
Oil and gas property impaired to FV	$-	$-	$295,427	$295,427

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2013

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period January 1, 2013 to March 31, 2013:

	Fair Value Measurement Using
	Level 3 Inputs
	Derivative Liabilities	Total

Balance, January 1, 2013	$593,555	$593,555

Purchases, issuances and settlements	-	-

Total gains or losses (realized/unrealized)	(2,220)	(2,220)
included in net loss

Transfers in and/or out of Level 3	-	-

Balance, March 31, 2013	$591,335	$591,335

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, an amendment to FASB ASC Topic 220. The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU is effective prospectively for the Company fiscal years, and interim periods within those years beginning after December 15, 2012. The Company will comply with the disclosure requirements of this ASU for the quarter ending March 31, 2013. The Company does not expect the impact of adopting this ASU to be material to the Company’s financial position, results of operations or cash flows.

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

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2013

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

Note 3 Going Concern:

As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $561,407, for the three months ended March 31, 2013 and has a working capital deficit of $1,361,643 at March 31, 2013.

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2013

Note 4 Oil and Gas Assets:

The following table summarizes the Company’s oil and gas assets:

Balance – January 1, 2013	$2,527,249
Additions	433,571
Depletion	(28,814)
Impairment	-
Abandonments	-
Balance – March 31, 2013	$2,932,006

The Company owns support facilities and equipment which serve its oil and gas production activities. The following table details these properties and equipment, together with their estimated useful lives:

Balance – January 1, 2013	$114,495
Additions	-
Depreciation	(3,368)
Impairment	-
Balance – March 31, 2013	$111,127

During the three months ended March 31, 2013 and 2012, the Company recorded $32,182 and $67,098, respectively to depletion expense.

Note 5 Furniture and Equipment:

The following table summarizes furniture and equipment:

Balance – January 1, 2013	$994
Additions	-
Depreciation	(136)
Impairment	-
Balance – March 31, 2013	$858

During the three months ended March 31, 2013 and 2012, the Company recorded $136 and $136, respectively to depreciation expense.

Note 6 Notes Payable:

(A)	Notes Payable – Convertible

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

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2013

The following is a summary of notes payable - convertible:

Balance – January 1, 2013	$70,130
Issuance of convertible notes payable	-
Original issue discount	-
Discount recorded on derivative liability at issuance
Repayments	-
Converted to common stock	(36,000)
Note matured – reclassified to due on demand	(36,000)
Accretion of debt discount	1,870
Balance – March 31, 2013	$-

(B)	Note Payable Due on Demand

As of March 31, 2013, three (3) convertible notes for an aggregate principal amount of $216,000 matured.  These notes were reclassified and are recorded as due on demand.

(C)	Promissory Note

On November 12, 2012, the Company issued a promissory note with principal of $288,750.  The Company received proceeds of $275,000.  The Company recorded the original issue discount of $13,750 and is accreting the discount to interest expense over the life of the note.  The note matures on May 11, 2013 and is secured by assets of the Company.  In addition, the note-holder received 1,000,000 shares of common stock of the Company.  The issuance was recorded as a debt discount up to the face amount of the note.  The amount in excess of the face amount of the note was recorded to interest expense on the date of issuance.

Balance – January 1, 2013	$78,604
Accretion of debt discount	144,375
Balance – March 31, 2013	$222,979

(D)	Promissory Note

On March 15, 2013, the Company issued a promissory note with principal of $400,000 for proceeds of $400,000.  The note bears interest at 12% per annum and will be due in interest only payments for the first 24 months.  The note matures on March 14, 2015.  In addition, the Company issued the purchaser, 500,000 warrants to purchase shares of the common stock of the Company at $0.85 per share.  The warrants mature on March 15, 2018.  The issuance of the warrants was recorded as a debt discount up to the face amount of the note.  The amount in excess of the face amount of the note was recorded to interest expense on the date of issuance. The note is secured by certain oil and gas assets of the Company.

Balance – January 1, 2013	$-
Issuance of promissory note	400,000
Original issue discount	(400,000)
Discount recorded on derivative liability at issuance	-
Accretion of debt discount	8,779
Balance –March 31, 2013	$8,779

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2013
(E)	Debt Issuance Costs

Debt issuance costs, net are as follows:

Balance - January 1, 2012		$24,458
Debt issue costs paid in 2012		-
Amortization of debt issue costs		(24,458)
Balance – December 31, 2012		$-
Balance – March 31, 2013	$

Note 7 Stockholders’ Equity:

(A)	Common Stock

During the three months ended March 31, 2013, the Company issued the following common stock:

Transaction Type	Quantity of Shares	Valuation	Range of Value per Share
Conversion of debt and interest	66,429	$36,000	$0.54
Total	66,429	$36,000	$0.54

(B)	Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 1, 2012	645,000	$0.70
Exercisable – January 1, 2012	645,000	$0.70
Granted	1,430,000	$1.62
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2012	2,075,000	$1.34
Exercisable – December 31, 2012	2,075,000	$1.34
Granted	500,000	$0.85
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – March 31, 2013	2,575,000	$1.25
Exercisable – March 31, 2013	2,575,000	$1.25

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.70 - $1.65	2,575,000	4.50 years	$1.25	2,575,000	$1.25

At March 31, 2013 and December 31, 2012, the total intrinsic value of warrants outstanding and exercisable was $230,500 and $168,750, respectively.

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2013

(C) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – January 1, 2012	-	$-
Exercisable – January 1, 2012	-	$-
Granted	3,000,000	$0.50
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2012	3,000,000	$0.50
Exercisable – December 31, 2012	750,000	$0.50
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – March 31, 2013	3,000,000	$0.50
Exercisable – March 31, 2013	1,000,000	$0.50

Options Outstanding				Options Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50	3,000,000	2.00 years	$0.50	1,000,000	$0.50

At March 31, 2013 and December 31, 2012, the total intrinsic value of options outstanding and exercisable was $460,000 and $337,500, respectively.

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

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2013

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

Note 9 Subsequent Events:

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follow.

On April 11, 2013 the Company filed an amendment to their Articles of Incorporation increasing the authorized shares of preferred stock to 400 shares.

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

Stratex currently owns an interest in 23 oil wells which is the source of our cash flow.  Stratex controls leases in North Dakota, Montana, Nebraska, Colorado, Texas and Kansas; these leases are expected to provide a source of future oil drilling properties which, due to their locations, are expected to become more valuable particularly as the Bakken formation is further developed.  There is no assurance that such an outcome will be realized.

As of March 31, 2013, we have approximately 15,220 net acres in  Sheridan, Montana,  Williams, Divide, Mountrail, and Stark, North Dakota,  Sioux, Nebraska, Runnels, Texas and Weld, Colorado.  We do not own the majority working interest in this acreage, nor do we have any ability to influence the potential development of this acreage within the terms of the lease.  These working interests grant us the right, as the lessee of the property, to explore for, develop and produce oil, natural gas and other minerals, while bearing our portion of related exploration, development and operating costs.

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

Stratex has acquired these properties for cash in all cases (raised through equity sales of our common stock and a small amount of debt securities) except for our Divide County, North Dakota acquisition that closed in November 2012.  That acquisition, valued at almost $700,000, was acquired by means of a cash payment and an issuance of shares of our common stock.

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

Results of Operations for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012:

Revenues:

We generated revenues of $266,778 for the three months ended March 31, 2013 and $220,211 for the three months ended March 31, 2012. The increase in revenue reflects an increase in sales volumes as a result of the acquisition of additional producing wells and royalty interests in the 4th quarter of fiscal year 2012.

Operating Expenses:

●
Production expense was $60,070 for the three months ended March 31, 2013 and $68,304 for the three months ended March 31, 2012.  The decrease in expense reflects increased operating efficiencies of the producing wells during the three months ended March 31, 2013.

●
General and administrative expense was $456,335 for the three months ended March 31, 2013 and $281,583 for the three months ended March 31, 2012.  The increase in expense is primarily attributable to an increase in salaries and payroll related expenses, and an increase in stock based compensation to employees.  These increases were offset by a decrease in professional fees as the Company completed a reverse merger during 2012.

●
Depletion, depreciation and amortization expense was $66,317 for the three months ended March 31, 2013 and $67,203 for the three months ended March 31, 2012.  Depletion, depreciation and amortization expense was consistent with the prior year. There was a slight decrease in production from the prior year.

Other Income and (Expense):

Other income (expense) was $(245,463) for the three months ended March 31, 2013 and $(224,579) for the three months ended March 31, 2012. Other income (expense) consisted of interest expense on the notes and convertible notes.  In addition, the company accretes debt discount associated with the derivative liability through interest expense and recognized an increase in fair market value of the derivative liability during the three months ended March 31, 2013 and 2012.

Liquidity and Capital Resources:

We have incurred net operating losses since inception, continuing through the first quarter of 2013. We are in the early stages of acquisition and development of oil and gas leaseholds and properties, and we have been funded primarily by a combination of equity issuances and debt, and to a lesser extent by operating cash flows, to execute on our business plan of acquiring working interests in oil and gas properties and for working capital for production. At March 31, 2013, we had cash and cash equivalents totaling approximately $460,000.

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

Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $561,407, for the three months ended March 31, 2013 and has a working capital deficit of $1,361,643 at March 31, 2013.

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

Cash from Operating Activities

Cash provided by operating activities was $419,085 for the three months ended March 31, 2013, as compared to cash used in operating activities of $(189,768) during the three months ended March 31, 2012. The increase in cash provided by operating activities is due to increased revenues during the three months ended March 31, 2013 and an increase in vendor liabilities.

Cash from Investing Activities

Cash used for investing activities for the three months ended March 31, 2013 was $(433,571) as compared to $(508,079) during the three months ended March 31, 2012. The increase is due to an increase in capital acquisition during 2013 as compared to the comparable period ended 2012.

Cash from Financing Activities

Total net cash provided by financing activities was $400,000 for the three months ended March 31, 2013, from a debt offering. Total net cash provided by financing activities during the three months ended to March 31, 2012 was $217,500 from various debt and equity offerings. For more details about these debt and equity financings, see Notes to the Consolidated Financial Statements for the year ended December 31, 2012 and the three months ended March 31, 2013, incorporated by reference herein.

Planned Capital Expenditures

Dependent on our ability to obtain sufficient financing, development plans for 2013 include identifying and acquiring additional properties and leases in different operators and regions.

The Company incurred approximately $331,513 in development costs on the wells during January 1 to March 31, 2013.  The Company expects to incur maintenance costs of approximately $45,000 to $60,000 per month for the next twelve months to maintain the assets.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Accounting Officer), as of the end of the period covered by this report, our CEO and Chief Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K filed on April 5, 2013 which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

None

Item 5. Other Information

On April 11, 2013, we approved and filed an Amended and Restated Articles of Incorporation (the “Amended & Restated Articles”) with the Secretary of State of the State of Colorado. The Amended & Restated Articles increased the authorized Series A Preferred Stock from 200 to 400 shares. The Series A Preferred Stock authorized pursuant to the Amended & Restated Articles has the same rights and preferences as the previously issued Series A Preferred Stock. A copy of the Amended & Restated Articles is filed as Exhibit 3.1 to this Periodic Report on Form 10-Q.

Item 6.  Exhibits

Exhibit No.	Description
3.1	Amended & Restated Articles of Incorporation
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Definition Linkbase
101.LAB	Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEX OIL &GAS HOLDINGS, INC.

Date: May 15, 2013	By:	/s/ Stephen Funk
Stephen Funk
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2013	By:	/s/ Stephen Funk
Stephen Funk
Chief Financial Officer
(Principal Financial Officer)