Form 10-Q
period 2013-06-30
Stratex Oil & Gas Holdings, Inc.
filed 2013-08-19
CIK 1482361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

As of August 19, 2013, there were 44,542,376 shares of common stock, $0.01 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Stratex Oil & Gas Holdings, Inc.
Condensed Consolidated Financial Statements
June 30, 2013

Table of Contents

Page(s)

Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	F-3

Condensed Consolidated Statements of Operations (unaudited)
For the Three and Six Months Ended June 30, 2013 and 2012	F-4

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
For the Period January 1, 2012 through June 30, 2013	F-5

Condensed Consolidated Statements of Cash Flows (unaudited)
For the Six Months Ended June 30, 2013 and 2012	F-6

Notes to Condensed Consolidated Financial Statements	F-7 to F-21

Stratex Oil & Gas Holdings, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(unaudited)

Assets

Current Assets:
Cash	$455,521	$75,103
Accounts receivable - net	81,815	108,586
Inventory	24,067	24,067
Prepaid expenses	45,714	38,832
Total Current Assets	607,117	246,588

Deposits	10,000	10,000
Oil and gas property, plant and equipment:
Proven property - net	1,020,557	586,654
Unproven property	2,060,870	2,055,090
Furniture and equipment - net	723	994
Total Assets	$3,699,267	$2,899,326

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued liabilities	$1,098,270	$419,658
Demand notes payable	216,000	180,000
Notes payable - net of debt discount	-	148,734
Derivative liability - warrants	582,310	593,555
Total Current Liabilities	1,896,580	1,341,947

Long-term Liabilities:
Asset retirement obligations	49,000	-
Notes payable - net of debt discount	353,366	-

Total Long-Term Liabilities	402,366	-
Total Liabilities	2,298,946	1,341,947

Commitments and Contingencies

Stockholders' Equity:
Series A, convertible preferred stock, $0.0001 par value; 400 shares authorized;
and 100 shares issued and outstanding	1	1
Common stock, $0.01 par value; 750,000,000 shares authorized;
and 44,542,376 and 44,281,127 shares issued and outstanding	445,423	442,811
Additional paid in capital	11,154,432	9,769,750
Deficit accumulated during the development stage	(10,199,687)	(8,655,183)
Total Stockholders' Equity	1,400,321	1,557,379

Total Liabilities and Stockholders' Equity	$3,699,267	$2,899,326

See accompanying notes to financial statements

Stratex Oil & Gas Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Revenue	$187,402	$237,419	$454,180	$457,630

Operating Expenses:
Production expenses	38,581	52,941	98,651	121,245
Depletion, depreciation and amortization	39,616	100,459	105,933	167,662
General and administrative	516,964	694,362	973,299	975,945
Total Operating Expenses	595,161	847,762	1,177,883	1,264,852

Loss From Operations	(407,759)	(610,343)	(723,703)	(807,222)

Other Income and (Expense):
Interest income	-	141	-	675
Interest expense	(584,363)	(93,782)	(845,006)	(323,948)
Change in fair value - derivative liabilities	9,025	7,538	11,245	12,591
Other income	-	-	12,960	-
Total Other Income and (Expense)	(575,338)	(86,103)	(820,801)	(310,682)

Net Loss	$(983,097)	$(696,446)	$(1,544,504)	$(1,117,904)

Net Loss Per Common Share - Basic and Diluted	$(0.02)	$(0.02)	$(0.03)	$(0.04)

Weighted Average Number of Common Shares Outstanding - basic and diluted	44,436,222	30,234,258	44,376,941	28,544,286

See accompanying notes to financial statements

Stratex Oil & Gas Holdings, Inc.
Condensed Consolidated Statement of Stockholders' Equity
For the Period from January 01, 2012 to June 30, 2013
(unaudited)

	Series "A" Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2012	-	$-	26,476,293	$264,763	$2,673,443	$(984,559)	$1,953,647

Series "A" Preferred stock issued for services ($1,941.77/share)	100	1	-	-	8,291	-	8,292

Common stock issued for cash ($0.014/share - $0.70/share)	-	-	6,182,500	61,825	1,435,510	-	1,497,335

Conversion of notes payable and interest to common stock	-	-	1,692,334	16,923	1,157,242	-	1,174,165

Stock issued with promissory note	-	-	1,000,000	10,000	490,000	-	500,000

Stock issued to acquire oil and gas assets	-	-	250,000	2,500	447,500	-	450,000

Stock issued for services	-	-	2,570,000	25,700	1,259,300	-	1,285,000

Stock issuance costs	-	-	-	-	(210,000)	-	(210,000)

Share based compensation	-	-	-	-	2,569,564	-	2,569,564

Stock issued in reverse merger	-	-	6,110,000	61,100	(61,100)	-	-

Net loss, December 31, 2012	-	-	-	-	-	(7,670,624)	(7,670,624)

Balance, December 31, 2012	100	1	44,281,127	442,811	9,769,750	(8,655,183)	1,557,379

Common stock issued for cash ($0.50/share)	-	-	70,000	700	34,300		35,000

Conversion of notes payable and interest to common stock	-	-	66,429	664	35,336	-	36,000

Stock issued for services	-	-	140,000	1,400	33,600	-	35,000

Share based compensation	-	-	-	-	228,166	-	228,166

Warrants issued with promissory notes	-	-	-	-	1,053,280	-	1,053,280

Net loss, six months ended June 30, 2013	-	-	-	-	-	(1,544,504)	(1,544,504)

Balance, June 30, 2013	100	$1	44,557,556	$445,575	$11,154,432	$(10,199,687)	$1,400,321

See accompanying notes to financial statements

Stratex Oil & Gas Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For The Six Months Ended
	June 30,	June 30,
	2013	2012

Cash Flows From Operating Activities:
Net loss	$(1,544,504)	$(1,117,904)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depletion, depreciation and amortization	56,933	167,662
Stock based compensation	263,166	383,260
Amortization of debt issue costs	-	22,102
Accretion of debt discount	824,912	299,380
Change in fair value of derivative liabilities	(11,245)	(12,591)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	26,771	(33,278)
Prepaid expenses	(6,882)	(3,429)
Inventory	-	4,070
Increase (decrease) in:
Accounts payable and accrued liabilities	678,612	160,831
Asset retirement obligations	49,000	-
Net Cash Provided By (Used In) Operating Activities	336,763	(129,897)

Cash Flows From Investing Activities:
Purchase of oil and gas properties	(496,345)	(553,134)
Net Cash Used In Investing Activities	(496,345)	(553,134)

Cash Flows From Financing Activities:
Proceeds from notes payable	505,000	60,000
Repayments on notes payable	-	(100,000)
Sale of common stock for cash	35,000	481,250
Proceeds from subscriptions payable	-	100,000
Proceeds from stock subscriptions receivable	-	15,400
Repayment of stock subscriptions	-	(28,315)
Net Cash Provided By Financing Activities	540,000	528,335

Net change in cash	380,418	(154,696)

Cash at beginning of period	75,103	585,805

Cash at end of period	$455,521	$431,109

Supplemental disclosures of cash flow information:
Cash paid for interest	$15,938	$3,918
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Conversion of notes payable and accrued interest to common stock	$36,000	$1,126,165
Vendor liability settled in stock	$-	$3,500
Issuance of common stock for a subscription receivable	$-	$12,065
Original issue discount on notes payable	$505,000	$-
Derivative liability recorded to debt discount at issuance of notes payable	$-	$17,783
Reclass convertible note to demand note	$36,000	$-

See accompanying notes to financial statements

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2013

Note 1 Nature of Operations and Basis of Presentation:

Nature of Operations

Stratex Oil & Gas Holdings, Inc. (the “Company”) (“Pubco”) was incorporated in August 15, 2003.  The Company was originally incorporated as Poway Muffler and Brake Inc. in California on August 15, 2003 to enter the muffler and brake business.  On December 15, 2008, a merger was effected with Ross Investments Inc., a Colorado shell corporation.    Ross Investments was the acquirer and the surviving corporation.  Ross Investments Inc. then changed its name to Poway Muffler and Brake, Inc. On May 25, 2012, we filed an Amendment to our Certificate of Incorporation by which we changed our name from Poway Muffler and Brake, Inc., a Colorado corporation, to Stratex Oil & Gas Holdings, Inc., with the Secretary of the State of Colorado.

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

The Company’s major assets are an oil well in Roosevelt County, Montana and leaseholds affording drilling rights in North Dakota, Montana, Kansas, Nebraska, Texas and Colorado.

Basis of Presentation

The condensed consolidated financial statements and accompanying footnotes are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

The unaudited financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2012. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the year ended December 31, 2012 has been omitted. The results of operations for the interim periods presented are not necessarily indicative of results for the entire year ending December 31, 2013.

Note 2 Summary of Significant Accounting Policies:

Principles of Consolidation

All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: allowance for bad debt, inventory obsolescence,  the fair value of share-based payments, fair value of derivative liabilities, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing operating losses.

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2013

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

The accompanying condensed consolidated financial statements contain estimates of the Company’s proved reserves and the estimated future net revenues from the proved reserves.  These estimates are based on various assumptions, including assumptions required by the United States Securities and Exchange Commission (“SEC”) relating to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents at June 30, 2013 and December 31, 2012.

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2013

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist primarily of oil and gas receivables, net of a valuation allowance for doubtful accounts.  As of June 30, 2013 and December 31, 2012, the allowance for doubtful accounts was $0.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method.

	June 30, 2013	December 31, 2012

Finished goods	$24,067	$24,067
Reserve	-	-
	$24,067	$24,067

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

Proved Reserves

Estimates of the Company’s proved reserves included in this report are prepared in accordance with U.S. GAAP and guidelines from the SEC. The Company’s engineering estimates of proved oil and natural gas reserves directly impact financial accounting estimates, including depreciation, depletion and amortization expense and impairment. Proved oil and natural gas reserves are the estimated quantities of oil and natural gas reserves that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under period-end economic and operating conditions. The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. The accuracy of a reserve estimate is a function of: (i) the quality and quantity of available data; (ii) the interpretation of that data; (iii) the accuracy of various mandated economic assumptions; and (iv) the judgment of the persons preparing the estimate. The data for a given reservoir may change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Changes in oil and natural gas prices, operating costs and expected performance from a given reservoir also will result in revisions to the amount of the Company’s estimated proved reserves. The Company engages independent reserve engineers to estimate its proved reserves.

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2013

Asset Retirement Obligations

The Company follows the provisions of the FASB ASC 410 - Asset Retirement and Environmental Obligations. The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  As of June 30, 2013 and December 31, 2012, the Company’s obligations were $49,000 and $-, respectively.  The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. The Company’s asset retirement obligations relate to the abandonment of oil and gas producing facilities. The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

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

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2013

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

The Company follows ASC 740 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its condensed consolidated financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. ASC 740 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.

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

The Company had the following potential common stock equivalents at June 30, 2013:

Convertible debt – face amount of $216,000, conversion price of $0.70	308,571
Common stock options, exercise price of $0.50	3,000,000
Common stock warrants, exercise price of $0.70 - $1.65	3,081,250
Total common stock equivalents	6,389,821

The Company had the following potential common stock equivalents at December 31, 2012:

Convertible debt – face amount of $252,000, conversion price of $0.70	360,000
Common stock options, exercise price of $0.50	3,000,000
Common stock warrants, exercise price of $0.70 - $1.65	2,075,000
Total common stock equivalents	5,435,000

Since the Company reflected a net loss in June 30, 2013 and 2012, the effect of considering any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2013

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

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2013

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

June 30, 2013	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total

Derivative warrant liabilities	$-	$-	$582,310	$582,310
December 31, 2012	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Derivative warrant liabilities	$-	$-	$593,555	$593,555
Oil and gas property impaired to fair value	$-	$-	$295,427	$295,427

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period January 1, 2013 to June 30, 2013:

	Fair Value Measurement Using Level 3 Inputs
	Derivative Liabilities	Total

Balance, January 1, 2013	$593,555	$593,555

Purchases, issuances and settlements	-	-

Total gains or losses (realized/unrealized)	(11,245)	(11,245)
included in net loss

Transfers in and/or out of Level 3	-	-

Balance, June 30, 2013	$582,310	$582,310

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

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2013

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

Note 3 Going Concern:

As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $1,544,504, for the six months ended June 30, 2013 and has a working capital deficit of $1,289,463 at June 30, 2013.

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

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2013

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 Oil and Gas Assets:

The following table summarizes the Company’s oil and gas assets:

Balance – January 1, 2013	$2,527,249
Additions	496,345
Depletion	(49,926)
Impairment	-
Abandonments	-
Balance – June 30, 2013	$2,973,668

The Company owns support facilities and equipment which serve its oil and gas production activities. The following table details these properties and equipment, together with their estimated useful lives:

Balance – January 1, 2013	$114,495
Additions	-
Depreciation	(6,736)
Impairment	-
Balance – June 30, 2013	$107,759

During the six months ended June 30, 2013 and 2012, the Company recorded $56,662 and $167,391, respectively to depletion expense.

Note 5 Furniture and Equipment:

The following table summarizes furniture and equipment:

Balance – January 1, 2013	$994
Additions	-
Depreciation	(271)
Impairment	-
Balance – June 30, 2013	$723

During the six months ended June 30, 2013 and 2012, the Company recorded $271 and $271, respectively to depreciation expense.

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2013

Note 6 Notes Payable:

(A)	Notes Payable – Convertible

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

The following is a summary of notes payable - convertible:

Balance – January 1, 2013	$70,130
Issuance of convertible notes payable	-
Original issue discount	-
Discount recorded on derivative liability at issuance
Repayments	-
Converted to common stock	(36,000)
Note matured – reclassified to due on demand	(36,000)
Accretion of debt discount	1,870
Balance – June 30, 2013	$-

(B)	Note Payable Due on Demand

As of June 30, 2013, three (3) convertible notes for an aggregate principal amount of $216,000 matured.  These notes were reclassified and are recorded as due on demand.

(C)	Promissory Note

On November 12, 2012, the Company issued a promissory note with principal of $288,750.  The Company received proceeds of $275,000.  The Company recorded the original issue discount of $13,750 and is accreting the discount to interest expense over the life of the note.  The note matured on May 11, 2013 and is secured by assets of the Company.  In addition, the note-holder received 1,000,000 shares of common stock of the Company.  The issuance was recorded as a debt discount up to the face amount of the note.  The amount in excess of the face amount of the note was recorded to interest expense on the date of issuance.

On May 11, 2013 the note matured and a new promissory note with principal of $288,750 was issued. The note bears interest at 12% per annum and will be due in interest only payments for the first 24 months.  The note matures on May 10, 2015.  In addition, the Company issued the note holder, 375,000 warrants to purchase shares of the common stock of the Company at $0.85 per share.  The warrants mature on March 11, 2018.  The issuance of the warrants was recorded as interest expense on the date of issuance.  The note is secured by certain oil and gas assets of the Company.

Balance – January 1, 2013	$78,604
Accretion of debt discount	210,146
Note matured – satisfied with issuance of new note	(288,750)
Issuance of new promissory note	288,750
Balance – June 30, 2013	$288,750

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2013

(D)	Promissory Note

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

Balance – January 1, 2013	$-
Issuance of promissory note	400,000
Original issue discount	(400,000)
Discount recorded on derivative liability at issuance	-
Accretion of debt discount	58,711
Balance –June 30, 2013	$58,711

(E)	Promissory Note

On May 20, 2013, the Company issued a promissory note with principal of $80,000 for proceeds of $80,000.  The note bears interest at 12% per annum and will be due in interest only payments for the first 24 months.  The note matures on May 19, 2015.  In addition, the Company issued the purchaser, 100,000 warrants to purchase shares of the common stock of the Company at $0.85 per share.  The warrants mature on May 20, 2018.  The issuance of the warrants was recorded as a debt discount up to the face amount of the note.  The amount in excess of the face amount of the note was recorded to interest expense on the date of issuance. The note is secured by certain oil and gas assets of the Company.

Balance – January 1, 2013	$-
Issuance of promissory note	80,000
Original issue discount	(80,000)
Discount recorded on derivative liability at issuance	-
Accretion of debt discount	4,499
Balance –June 30, 2013	$4,499

(F)	Promissory Note

On May 20, 2013, the Company issued a promissory note with principal of $25,000 for proceeds of $25,000.  The note bears interest at 12% per annum and will be due in interest only payments for the first 24 months.  The note matures on May 19, 2015.  In addition, the Company issued the purchaser, 31,250 warrants to purchase shares of the common stock of the Company at $0.85 per share.  The warrants mature on May 20, 2018.  The issuance of the warrants was recorded as a debt discount up to the face amount of the note.  The amount in excess of the face amount of the note was recorded to interest expense on the date of issuance. The note is secured by certain oil and gas assets of the Company.

Balance – January 1, 2013	$-
Issuance of promissory note	25,000
Original issue discount	(25,000)
Discount recorded on derivative liability at issuance	-
Accretion of debt discount	1,406
Balance –June 30, 2013	$1,406

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2013

(G)	Debt Issuance Costs

Debt issuance costs, net are as follows:

Balance - January 1, 2012		$24,458
Debt issue costs paid in 2012		-
Amortization of debt issue costs		(24,458)
Balance – December 31, 2012		$-
Balance – June 30, 2013	$

Note 7 Stockholders’ Equity:

(A)	Common Stock

During the six months ended June 30, 2013, the Company issued the following common stock:

Transaction Type	Quantity of Shares	Valuation	Range of Value per Share
Common stock issued for cash	70,000	$35,000	$0.50
Common stock issued for services	140,000	35,000	0.25
Conversion of debt and interest	51,249	36,000	0.70
Total	261,249	$106,000	$0.25-0.70

(B)	Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 1, 2012	645,000	$0.70
Exercisable – January 1, 2012	645,000	$0.70
Granted	1,430,000	$1.62
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2012	2,075,000	$0.95
Exercisable – December 31, 2012	2,075,000	$0.95
Granted	1,006,250	$0.85
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – June 30, 2013	3,081,250	$1.18
Exercisable – June 30, 2013	3,081,250	$1.18

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.70 - $1.65	3,081,250	4.27 years	$1.18	3,081,250	$1.18

At June 30, 2013 and December 31, 2012, the total intrinsic value of warrants outstanding and exercisable was $303,000 and $168,750, respectively.

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2013

(C) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – January 1, 2012	-	$-
Exercisable – January 1, 2012	-	$-
Granted	3,000,000	$0.50
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2012	3,000,000	$0.50
Exercisable – December 31, 2012	750,000	$0.50
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – June 30, 2013	3,000,000	$0.50
Exercisable – June 30, 2013	1,250,000	$0.50

Options Outstanding				Options Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50	3,000,000	1.75 years	$0.50	1,250,000	$0.50

At June 30, 2013 and December 31, 2012, the total intrinsic value of options outstanding and exercisable was $587,500 and $337,500, respectively.

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

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2013

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

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2013

Note 9 Subsequent Events:

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follow.

In July 2013, we entered into an Assignment and Conveyance Agreement (the “Agreement”) with Oasis Petroleum North America, LLC. (“Oasis”). Pursuant to the Agreement, we sold certain oil & gas property located in Roosevelt, Montana to Oasis for consideration of $215,000 cash.

On July 1, 2013, we entered into a Purchase & Sale Agreement (the “Agreement”) with Nebraska Alliance Resources, LLC. (“Nebraska”). Pursuant to the Agreement, we sold certain oil & gas property located in Sioux County, Colorado to Nebraska for consideration of $600,000 cash.

On July 1, 2013, the Company issued a promissory note with principal of $100,000 for proceeds of $100,000.  The note bears interest at 12% per annum and will be due in interest only payments for the first 36 months.  The note matures on July 1, 2016.  In addition, the Company issued the purchaser, 125,000 warrants to purchase shares of the common stock of the Company at $0.85 per share.  The warrants mature on July 2, 2018.  The issuance of the warrants was recorded as a debt discount up to the face amount of the note.  The amount in excess of the face amount of the note was recorded to interest expense on the date of issuance. The note is secured by certain oil and gas assets of the Company.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Stratex Oil & Gas Holdings, Inc. began its operations in January 2011 and is the resultant company after a merger with Poway Muffler and Brake, Inc. in July 2012. Stratex has as its mission the aggregation of oil and gas leases on properties primarily in the Bakken formation in North Dakota and Montana even though it owns leases in other formations and locations.  We do not intend to primarily operate the drilling programs pertaining to our holdings, but rather to participate in the cash flow though a carried interest in each property.

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

As of June 30, 2013, we have approximately 15,220 net acres in  Sheridan, Montana,  Williams, Divide, Mountrail, and Stark, North Dakota,  Sioux, Nebraska, Runnels, Texas and Weld, Colorado.  We do not own the majority working interest in this acreage, nor do we have any ability to influence the potential development of this acreage within the terms of the lease.  These working interests grant us the right, as the lessee of the property, to explore for, develop and produce oil, natural gas and other minerals, while bearing our portion of related exploration, development and operating costs.

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

Results of Operations for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012:

Revenues:

We generated revenues of $187,402 for the three months ended June 30, 2013 and $237,419 for the three months ended June 30, 2012. The decrease in revenue reflects a decrease in sales volumes as a result of the lower production and royalty interests in the 2nd quarter of fiscal year 2013.

Operating Expenses:

●
Production expense was $38,581 for the three months ended June 30, 2013 and $52,941 for the three months ended June 30, 2012.  The decrease in expense reflects increased operating efficiencies of the producing wells and lower production volumes during the three months ended June 30, 2013.

●
General and administrative expense was $516,964 for the three months ended June 30, 2013 and $694,362 for the three months ended June 30, 2012.  The decrease was primarily attributable to a decrease in stock based compensation and in professional fees as the Company completed a reverse merger during 2012.

●
Depletion, depreciation and amortization expense was $39,616 for the three months ended June 30, 2013 and $100,459 for the three months ended June 30, 2012.   The decrease was primarily attributable to a decrease in production from the prior year.

Other Income and (Expense):

Other income (expense) was $(575,338) for the three months ended June 30, 2013 and $(86,103) for the three months ended June 30, 2012. Other income (expense) consisted of interest expense on the notes and convertible notes.  In addition, the Company accretes debt discount associated with the derivative liability through interest expense and recognized an increase in fair market value of the derivative liability during the three months ended June 30, 2013 and 2012.

Results of Operations for the six months ended June 30, 2013 as compared to the three months ended June 30, 2012:

Revenues:

We generated revenues of $454,180 for the six months ended June 30, 2013 and $457,630 for the three months ended June 30, 2012. The  slight decrease in revenue reflects a decrease in sales volumes as a result of the lower production and royalty interests in the 2nd quarter of fiscal year 2013.

Operating Expenses:

●
Production expense was $98,651 for the six months ended June 30, 2013 and $121,245 for the six months ended June 30, 2012.  The decrease in expense reflects increased operating efficiencies of the producing wells and lower production volumes during the six months ended June 30, 2013.

●
General and administrative expense was $973,299 for the six months ended June 30, 2013 and $975,945 for the six months ended June 30, 2012.  The decrease was primarily attributable to a decrease in stock based compensation and in professional fees as the Company completed a reverse merger during 2012, offset by an increase in salaries and wages.

●
Depletion, depreciation and amortization expense was $105,933 for the six months ended June 30, 2013 and $167,662 for the six months ended June 30, 2012.   The decrease was primarily attributable to a decrease in production from the prior year.

Other Income and (Expense):

     Other income (expense) was $(820,801) for the six months ended June 30, 2013 and $(310,682) for the six months ended June 30, 2012. Other income (expense) consisted of interest expense on the notes and convertible notes.  In addition, the Company accretes debt discount associated with the derivative liability through interest expense and recognized an increase in fair market value of the derivative liability during the six months ended June 30, 2013 and 2012.

Liquidity and Capital Resources:

We have incurred net operating losses since inception, continuing through the second quarter of 2013. We are in the early stages of acquisition and development of oil and gas leaseholds and properties, and we have been funded primarily by a combination of equity issuances and debt, and to a lesser extent by operating cash flows, to execute on our business plan of acquiring working interests in oil and gas properties and for working capital for production. At June 30, 2013, we had cash and cash equivalents totaling approximately $456,000.

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

Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $1,544,504, for the six months ended June 30, 2013 and has a working capital deficit of $1,289,463 at June 30, 2013.

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

Cash Flows from Operating Activities

Cash provided by operating activities was $336,763 for the six months ended June 30, 2013, as compared to cash used in operating activities of $(129,897) during the six months ended June 30, 2012. The increase in cash provided by operating activities is due to stronger gross margins during the six months ended June 30, 2013 and an decrease in overhead.

Cash Flows from Investing Activities

Cash used for investing activities for the six months ended June 30, 2013 was $(496,345) as compared to $(553,134) during the six months ended June 30, 2012. The decrease is due to a slight decrease in capital acquisition during 2013 as compared to the comparable period ended 2012.

Cash Flows from Financing Activities

Total net cash provided by financing activities was $540,000 for the six months ended June 30, 2013, from a debt offering and sale of common stock. Total net cash provided by financing activities during the six months ended to June 30, 2012 was $528,335 from various debt and equity offerings. For more details about these debt and equity financings, see Notes to the Condensed Consolidated Financial Statements for the six months ended June 30, 2013 and 2012, incorporated by reference herein.

Planned Capital Expenditures

Dependent on our ability to obtain sufficient financing, development plans for 2013 include identifying and acquiring additional properties and leases in different operators and regions.

The Company incurred approximately $450,000 in development costs on the wells during the six months ended June 30, 2013.  The Company expects to incur maintenance costs of approximately $45,000 to $60,000 per month for the next twelve months to maintain the assets.

Critical Accounting Policies and Estimates:

Our discussion of our financial condition and results of operations is based on the information reported in our financial statements. The preparation of our financial statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities as of the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant accounting policies are described in Note 2 –Summary of Significant Accounting Policies to our condensed consolidated financial statements and notes. We have outlined below certain of these policies that have particular importance to the reporting of our financial condition and results of operations and that require the application of significant judgment by our management.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 10, 2013, we issued 50,000 shares of our common stock at $0.50 per share. On May 14, 2013, we issued 140,000 shares of our common stock at $0.25 per share. On June 14, 2013, we issued 20,000 shares of our common stock at $0.50 per share. The offerings were made to a limited number of accredited investors and were determined to be exempt from registration under Section 4(a)(2) of the Securities Act of 1933. The proceeds of such issuances were used to finance the growth of our current operations.

Item 3.  Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

On May 10, 2013, we issued 50,000 shares of our common stock at $0.50 per share. On May 14, 2013, we issued 140,000 shares of our common stock at $0.25 per share. On June 14, 2013, we issued 20,000 shares of our common stock at $0.50 per share. The offerings were made to a limited number of accredited investors and were determined to be exempt from registration under Section 4(a)(2) of the Securities Act of 1933. The proceeds of such issuances were used to finance the growth of our current operations.

Item 6.  Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)
101 .INS	XBRL Instance Document
101 .SCH	XBRL Taxonomy Schema
101 .CAL	XBRL Taxonomy Calculation Linkbase
101 .DEF	XBRL Definition Linkbase
101 .LAB	Taxonomy Label Linkbase
101 .PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEX OIL &GAS HOLDINGS, INC.

Date: August 19, 2013	By:	/s/ Stephen Funk
Stephen Funk
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 19, 2013	By:	/s/ Stephen Funk
Stephen Funk
Chief Financial Officer
(Principal Financial Officer)