Form 10-Q
period 2013-09-30
Stratex Oil & Gas Holdings, Inc.
filed 2013-11-14
CIK 1482361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

As of November 11, 2013, there were 45,542,376 shares of common stock, $0.01 par value per share, outstanding.

STRATEX OIL & GAS HOLDINGS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

Table of Contents

Page(s)

Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	F-2

Condensed Consolidated Statements of Operations (unaudited) For the Three and Nine Months Ended September 30, 2013 and 2012	F-3

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited) For the Period January 1, 2012 through September 30, 2013	F-4

Condensed Consolidated Statements of Cash Flows (unaudited) For the Nine Months Ended September 30, 2013 and 2012	F-5

Notes to Condensed Consolidated Financial Statements	F-6 to F-21

Stratex Oil & Gas Holdings, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(unaudited)

Assets

Current Assets:
Cash	$427,662	$75,103
Accounts receivable	48,371	108,586
Inventory	24,067	24,067
Prepaid expenses	3,050	38,832
Total Current Assets	503,150	246,588

Deposits	10,000	10,000
Oil and gas property, plant and equipment:
Proven property - net	1,069,258	586,654
Unproven property	1,520,870	2,055,090
Furniture and equipment - net	2,709	994
Total Assets	$3,105,987	$2,899,326

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued liabilities	$867,543	$419,658
Due to former officer - current	697,000	-
Demand notes payable	216,000	180,000
Notes payable - net of debt discount	-	148,734
Derivative liability - warrants	66,840	593,555
Total Current Liabilities	1,847,383	1,341,947

Long-term Liabilities:
Due to former officer	102,000	-
Asset retirement obligations	49,000	-
Notes payable - net of debt discount	27,459	-
Total Long-Term Liabilities	178,459	-
Total Liabilities	2,025,842	1,341,947

Commitments and Contingencies

Stockholders' Equity:
Series A, convertible preferred stock, $0.0001 par value; 400 shares authorized;
and 100 shares issued; and 50 and 100 shares outstanding, respectively	1	1
Common stock, $0.01 par value; 750,000,000 shares authorized;
and 44,542,376 and 44,281,127 shares issued and outstanding	445,423	442,811
Additional paid in capital	11,358,145	9,769,750
Accumulated deficit	(10,698,424)	(8,655,183)
Less: Treasury stock, 50 shares Series A, convertible preferred stock, at cost	(25,000)	-
Total Stockholders' Equity	1,080,145	1,557,379

Total Liabilities and Stockholders' Equity	$3,105,987	$2,899,326

See accompanying notes to financial statements

Stratex Oil & Gas Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

Revenue	$221,681	$223,057	$675,861	$680,687

Operating Expenses:
Production expenses	66,201	45,210	164,852	166,455
Depletion, depreciation and amortization	26,492	90,068	132,425	257,730
General and administrative	1,008,494	1,991,316	1,981,793	2,967,261
Loss on abandonment of oil and gas assets	-	455,815	-	455,815
Total Operating Expenses	1,101,187	2,582,409	2,279,070	3,847,261

Loss From Operations	(879,506)	(2,359,352)	(1,603,209)	(3,166,574)

Other Income and (Expense):
Interest income	-	-	-	675
Interest expense	(409,701)	(30,306)	(1,254,707)	(354,254)
Change in fair value - derivative liabilities	515,470	(1,142,901)	526,715	(1,130,310)
Gain on sale of oil and gas properties	275,000	-	275,000	-
Other income	-	-	12,960	-
Total Other Income and (Expense)	380,769	(1,173,207)	(440,032)	(1,483,889)

Net Loss	$(498,737)	$(3,532,559)	$(2,043,241)	$(4,650,463)

Net Loss Per Common Share - Basic and Diluted	$(0.01)	$(0.09)	$(0.05)	$(0.15)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	44,542,376	39,894,180	44,432,692	32,019,433

See accompanying notes to financial statements

Stratex Oil & Gas Holdings, Inc.
Condensed Consolidated Statement of Stockholders' Equity
For the Period from January 01, 2012 to September 30, 2013
(unaudited)

	Series "A" Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

Balance, January 1, 2012	-	$-	26,476,293	$264,763	$2,673,443	$(984,559)	-	$-	$1,953,647

Series "A" Preferred stock issued for services ($1,941.77/share)	100	1	-	-	8,291	-	-	-	8,292

Common stock issued for cash ($0.014/share - $0.70/share)	-	-	6,182,500	61,825	1,435,510	-	-	-	1,497,335

Conversion of notes payable and interest to common stock	-	-	1,692,334	16,923	1,157,242	-	-	-	1,174,165

Stock issued with promissory note	-	-	1,000,000	10,000	490,000	-	-	-	500,000

Stock issued to acquire oil and gas assets	-	-	250,000	2,500	447,500	-	-	-	450,000

Stock issued for services	-	-	2,570,000	25,700	1,259,300	-	-	-	1,285,000

Stock issuance costs	-	-	-	-	(210,000)	-	-	-	(210,000)

Share based compensation	-	-	-	-	2,569,564	-	-	-	2,569,564

Stock issued in reverse merger	-	-	6,110,000	61,100	(61,100)	-	-	-	-

Net loss, December 31, 2012	-	-	-	-	-	(7,670,624)	-	-	(7,670,624)

Balance, December 31, 2012	100	1	44,281,127	442,811	9,769,750	(8,655,183)	-	-	1,557,379

Common stock issued for cash ($0.50/share)	-	-	70,000	700	34,300		-	-	35,000

Conversion of notes payable and interest to common stock	-	-	51,249	512	35,488	-	-	-	36,000

Stock issued for services	-	-	140,000	1,400	33,600	-	-	-	35,000

Share based compensation	-	-	-	-	304,221	-	-	-	304,221

Warrants issued with promissory notes	-	-	-	-	1,180,786	-	-	-	1,180,786

Purchase of 50 shares of Treasury stock under termination agreement	-	-	-	-	-	-	(50)	(25,000)	(25,000)

Net loss, nine months ended September 30, 2013	-	-	-	-	-	(2,043,241)	-	-	(2,043,241)

Balance, September 30, 2013	100	$1	44,542,376	$445,423	$11,358,145	$(10,698,424)	(50)	$(25,000)	$1,080,145

See accompanying notes to financial statements

Stratex Oil & Gas Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For The Nine Months Ended
	September 30,	September 30,
	2013	2012

Cash Flows From Operating Activities:
Net loss	$(2,043,241)	$(4,650,463)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	83,424	257,730
Stock based compensation	339,221	497,342
Amortization of debt issue costs	-	23,591
Accretion of debt discount	1,215,261	328,197
Loss on abandonment of oil and gas assets	-	455,815
Gain on sale of oil and gas properties	(275,000)	-
Change in fair value of derivative liabilities	(526,715)	1,130,310
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	60,215	(32,314)
Prepaid expenses	35,782	(1,054)
Inventory	-	4,070
Increase (decrease) in:
Accounts payable and accrued liabilities	447,885	1,146,947
Due to former officer	799,000	-
Asset retirement obligations	49,000	-
Net Cash Provided By (Used In) Operating Activities	184,832	(839,829)

Cash Flows From Investing Activities:
Purchase of oil and gas properties	(571,209)	(1,047,211)
Proceeds from sale of oil and gas properties	815,000	-
Purchase of furniture and equipment	(2,314)	-
Net Cash Provided By (Used In) Investing Activities	241,477	(1,047,211)

Cash Flows From Financing Activities:
Proceeds from notes payable	605,000	60,000
Repayments on notes payable	(688,750)	(100,000)
Sale of common stock for cash	35,000	1,006,250
Purchase of treasury stock	(25,000)	-
Proceeds from subscriptions payable	-	520,000
Proceeds from stock subscriptions receivable	-	26,765
Repayment of stock subscriptions	-	(28,315)
Net Cash Provided By (Used In) Financing Activities	(73,750)	1,484,700

Net change in cash	352,559	(402,340)

Cash at beginning of period	75,103	585,805

Cash at end of period	$427,662	$183,465

Supplemental disclosures of cash flow information:
Cash paid for interest	$39,067	$3,918
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Conversion of notes payable and accrued interest to common stock	$36,000	$1,126,165
Vendor liability settled in stock	$-	$3,500
Issuance of common stock for a subscription receivable	$-	$12,065
Original issue discount on notes payable	$605,000	$-
Derivative liability recorded to debt discount at issuance of notes payable	$-	$17,783
Reclass convertible note to demand note	$36,000	$-
Stock issuance costs accrued	-	$125,000

See accompanying notes to financial statements

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2013

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
September 30, 2013

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents at September 30, 2013 and December 31, 2012.

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2013

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist primarily of oil and gas receivables, net of a valuation allowance for doubtful accounts.  As of September 30, 2013 and December 31, 2012, the allowance for doubtful accounts was $0.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method.

	September 30, 2013	December 31, 2012

Finished goods	$24,067	$24,067
Reserve	-	-
	$24,067	$24,067

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

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2013

Asset Retirement Obligations

The Company follows the provisions of the FASB ASC 410 - Asset Retirement and Environmental Obligations. The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  As of September 30, 2013 and December 31, 2012, the Company’s obligations were $49,000 and $-, respectively.  The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. The Company’s asset retirement obligations relate to the abandonment of oil and gas producing facilities. The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

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
September 30, 2013

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

The Company had the following potential common stock equivalents at September 30, 2013:

Convertible debt – face amount of $216,000, conversion price of $0.70	308,571
Common stock options, exercise price of $0.50	1,500,000
Common stock warrants, exercise price of $0.70 - $1.65	3,206,250
Common stock to be issued	2,500,000
Total common stock equivalents	7,514,821

 The Company had the following potential common stock equivalents at September 30, 2012:

Convertible debt – face amount of $300,000, conversion price of $0.70	428,571
Common stock options, exercise price of $0.50	3,000,000
Common stock warrants, exercise price of $0.70	675,000
Total common stock equivalents	4,103,571

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2013

Since the Company reflected a net loss in September 30, 2013 and 2012, the effect of considering any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2013

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

September 30, 2013	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total

Derivative warrant liabilities	$-	$-	$66,840	$66,840
December 31, 2012	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Derivative warrant liabilities	$-	$-	$593,555	$593,555
Oil and gas property impaired to fair value	$-	$-	$295,427	$295,427

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period January 1, 2013 to September 30, 2013:

	Fair Value Measurement Using Level 3 Inputs
	Derivative Liabilities	Total

Balance, January 1, 2013	$593,555	$593,555

Purchases, issuances and settlements	-	-

Total gains or losses (realized/unrealized) included in net loss	(526,715)	(526,715)

Transfers in and/or out of Level 3	-	-

Balance, September 30, 2013	$66,840	$66,840

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
September 30, 2013

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

Note 3 Going Concern:

As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $2,043,241 for the nine months ended September 30, 2013 and has a working capital deficit of $1,344,233 at September 30, 2013.

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
September 30, 2013

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

Note 4 Oil and Gas Assets:

The following table summarizes the Company’s oil and gas assets:

Balance – January 1, 2013	$2,527,249
Additions	530,785
Depletion	(71,375)
Impairment	-
Abandonments	-
Dispositions	(540,000)
Balance – September 30, 2013	$2,446,659

The Company owns support facilities and equipment which serve its oil and gas production activities. The following table details these properties and equipment, together with their estimated useful lives:

Balance – January 1, 2013	$114,495
Additions	40,424
Depreciation	(11,450)
Impairment	-
Balance – September 30, 2013	$143,469

In July 2013, we entered into an Assignment and Conveyance Agreement (the “Agreement”) with Oasis Petroleum North America, LLC. (“Oasis”). Pursuant to the Agreement, we sold certain oil & gas property located in Roosevelt, Montana to Oasis for consideration of $215,000 cash. We recognized a gain on the sale of $215,000 during the three months ended September 30, 2013.

On July 1, 2013, we entered into a Purchase & Sale Agreement (the “Agreement”) with Nebraska Alliance Resources, LLC. (“Nebraska”). Pursuant to the Agreement, we sold certain oil & gas property located in Sioux County, Colorado to Nebraska for consideration of $600,000 cash. We recognized a gain on the sale of $60,000 during the three months ended September 30, 2013.

During the nine months ended September 30, 2013 and 2012, the Company recorded $82,825 and $257,323, respectively to depletion expense.

During the nine months ended September 30, 2012, an abandonment charge to income in the amount of $455,815 was recognized related to the Company’s Golden Valley Land Lease.

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2013

Note 5 Furniture and Equipment:

The following table summarizes furniture and equipment:

Balance – January 1, 2013	$994
Additions	2,314
Depreciation	(599)
Impairment	-
Balance – September 30, 2013	$2,709

During the nine months ended September 30, 2013 and 2012, the Company recorded $599 and $407, respectively to depreciation expense.

Note 6 Notes Payable:

(A)	Notes Payable – Convertible

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

The following is a summary of notes payable - convertible:

Balance – January 1, 2013	$70,130
Issuance of convertible notes payable	-
Original issue discount	-
Discount recorded on derivative liability at issuance
Repayments	-
Converted to common stock	(36,000)
Note matured – reclassified to due on demand	(36,000)
Accretion of debt discount	1,870
Balance – September 30, 2013	$-

(B)	Notes Payable Due on Demand

As of September 30, 2013, three (3) convertible notes for an aggregate principal amount of $216,000 matured.  These notes were reclassified and are recorded as due on demand.

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

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2013

On May 11, 2013 the note matured and a new promissory note with principal of $288,750 was issued. This was considered a substantial modification of terms and the Company applied extinguishment accounting. The note bore interest at 12% per annum and was to be due in interest only payments for the first 24 months.  The note matures on May 10, 2015, although, was paid in full on August 29, 2013.  In addition, the Company issued the note holder a five (5) year common stock purchase warrant exercisable for up to 375,000 shares of common stock at $0.85 per share to an accredited investor. The issuance of the warrants was recorded as interest expense on the date of issuance.  The note was secured by certain oil and gas assets of the Company.

Extinguishment Accounting

The Company compared the fair value of the note on the date of modification to the as-modified note.  Because the fair value of the as-modified note was 10% greater than the fair value of the existing note, the Company applied extinguishment accounting, resulting in a loss on extinguishment of debt of $411,030, for the nine months ended September 30, 2013. The Company recorded the loss as interest expense in the Statement of Operations.

Balance – January 1, 2013	$78,604
Accretion of debt discount	210,146
Note matured – satisfied with issuance of new note	(288,750)
Issuance of new promissory note	288,750
Payoff of note	(288,750)
Balance – September 30, 2013	$-

(D)	Promissory Note

On March 15, 2013, the Company issued a promissory note with principal of $400,000 for proceeds of $400,000.  The note bears interest at 12% per annum and will be due in interest only payments for the first 24 months.  The note matures on March 14, 2015.  In addition, the Company issued the note holder a five (5) year common stock purchase warrant exercisable for up to 500,000 shares of common stock at $0.85 per share to an accredited investor. The issuance of the warrants was recorded as a debt discount up to the face amount of the note.  The amount in excess of the face amount of the note was recorded to interest expense on the date of issuance. The note is secured by certain oil and gas assets of the Company.

Balance – January 1, 2013	$-
Issuance of promissory note	400,000
Original issue discount	(400,000)
Discount recorded on derivative liability at issuance	-
Accretion of debt discount	400,000
Payoff of note	(400,000)
Balance –September 30, 2013	$-

(E)	Promissory Note

On May 20, 2013, the Company issued a promissory note with principal of $80,000 for proceeds of $80,000.  The note bears interest at 12% per annum and will be due in interest only payments for the first 24 months.  The note matures on May 19, 2015.  In addition, the Company issued the note holder a five (5) year common stock purchase warrant exercisable for up to 100,000 shares of common stock at $0.85 per share to an accredited investor. The issuance of the warrants was recorded as a debt discount up to the face amount of the note.  The amount in excess of the face amount of the note was recorded to interest expense on the date of issuance. The note is secured by certain oil and gas assets of the Company.

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2013

Balance – January 1, 2013	$-
Issuance of promissory note	80,000
Original issue discount	(80,000)
Discount recorded on derivative liability at issuance	-
Accretion of debt discount	14,595
Balance –September 30, 2013	$14,595

(F)	Promissory Note

On May 20, 2013, the Company issued a promissory note with principal of $25,000 for proceeds of $25,000.  The note bears interest at 12% per annum and will be due in interest only payments for the first 24 months.  The note matures on May 19, 2015.  In addition, the Company issued the note holder a five (5) year common stock purchase warrant exercisable for up to 31,250 shares of common stock at $0.85 per share to an accredited investor. The issuance of the warrants was recorded as a debt discount up to the face amount of the note.  The amount in excess of the face amount of the note was recorded to interest expense on the date of issuance. The note is secured by certain oil and gas assets of the Company.

Balance – January 1, 2013	$-
Issuance of promissory note	25,000
Original issue discount	(25,000)
Discount recorded on derivative liability at issuance	-
Accretion of debt discount	4,561
Balance –September 30, 2013	$4,561

(G)	Promissory Note

On July 1, 2013, the Company issued a promissory note with principal of $100,000 for proceeds of $100,000.  The note bears interest at 12% per annum and will be due in interest only payments for the first 36 months.  The note matures on July 1, 2016.  In addition, the Company issued the note holder a five (5) year common stock purchase warrant exercisable for up to 125,000 shares of common stock at $0.85 per share to an accredited investor. The issuance of the warrants was recorded as a debt discount up to the face amount of the note.  The amount in excess of the face amount of the note was recorded to interest expense on the date of issuance. The note is secured by certain oil and gas assets of the Company.

Balance – January 1, 2013	$-
Issuance of promissory note	100,000
Original issue discount	(100,000)
Discount recorded on derivative liability at issuance	-
Accretion of debt discount	8,303
Balance –September 30, 2013	$8,303

(H)	Debt Issuance Costs

Debt issuance costs, net are as follows:

Balance - January 1, 2012	$24,458
Debt issue costs paid in 2012	-
Amortization of debt issue costs	(24,458)
Balance – December 31, 2012	$-
Balance – September 30, 2013	$-

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2013

Note 7 Stockholders’ Equity:

(A)	Common Stock

During the nine months ended September 30, 2013, the Company issued the following common stock:

Transaction Type	Quantity of Shares	Valuation	Range of Value per Share
Common stock issued for cash	70,000	$35,000	$0.50
Common stock issued for services	140,000	35,000	0.25
Conversion of debt and interest	51,249	36,000	0.70
Total	261,249	$106,000	$0.25-0.70

(B)	Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 1, 2012	645,000	$0.70
Exercisable – January 1, 2012	645,000	$0.70
Granted	1,430,000	$1.62
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2012	2,075,000	$0.95
Exercisable – December 31, 2012	2,075,000	$0.95
Granted	1,131,250	$0.85
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – September 30, 2013	3,206,250	$1.18
Exercisable – September 30, 2013	3,206,250	$1.18

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.70 - $1.65	3,206,250	3.39 years	$1.17	3,206,250	$1.17

At September 30, 2013 and December 31, 2012, the total intrinsic value of warrants outstanding and exercisable was $0 and $168,750, respectively.

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2013

(C)	Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – January 1, 2012	-	$-
Exercisable – January 1, 2012	-	$-
Granted	3,000,000	$0.50
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2012	3,000,000	$0.50
Exercisable – December 31, 2012	750,000	$0.50
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	(1,500,000)	$0.50
Outstanding – September 30, 2013	1,500,000	$0.50
Exercisable – September 30, 2013	750,000	$0.50

Options Outstanding				Options Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50	1,500,000	1.50 years	$0.50	750,000	$0.50

At September 30, 2013 and December 31, 2012, the total intrinsic value of options outstanding and exercisable was $0 and $337,500, respectively.

(D)	Treasury Stock

During the nine months ended September 30, 2013, the Company repurchased 50 shares of preferred stock at cost of $25,000.

Note 8 Commitments and Contingencies:

Litigations, Claims and Assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results. See Note 9 for discussion of complaint filed by the Company against its former officer subsequent to the balance sheet date.

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2013

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

Due to former officer

On August 30, 2013 Timothy Kelly resigned as (i) President, Chief Operating Officer and Secretary of Stratex Oil & Gas Holdings, Inc. (the “Company”); (ii) President, Chief Operating Officer and Secretary of Stratex Oil & Gas, Inc. (“SOG”), the Company’s wholly owned subsidiary; and (iii) Director of both the Company and SOG of the Company for personal reasons and to pursue other opportunities.

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2013

On August 30, 2013, in conjunction with Mr. Kelly’s resignation, the Company entered into a Termination Agreement and Release (the “Termination Agreement”) in full compromise of any and all claims Mr. Kelly may have against the Company. Prior to the execution of the Termination Agreement the Company had accrued liabilities for past salary and related expenses of approximately $158,000. The Company shall deliver and pay to Mr. Kelly the following as per the Termination Agreement:

●	2,500,000 shares of restricted common stock, at a fair value of $500,000 ($0.20/share),
●	Compensation - $6,000 per month, for 30 consecutive months commencing September 1, 2013,
●	Compensation - $25,000 per month, for 5 consecutive months commencing October 1, 2013,
●	Preferred Share Repurchase - $25,000 as payment in full for the sale, return and delivery to the Company of 50 shares of Preferred Stock held by Mr. Kelly,
●	Cancellation of 1,500,000 stock options.

On August 30, 2013, the Company paid compensation to Mr. Kelly of $6,000 and repurchased 50 shares of preferred stock for $25,000 as per the terms of the Termination Agreement. As of September 30, 2013 the Company has accrued a liability of $799,000 for the remaining compensation to be paid to Mr. Kelly.

Note 9 Subsequent Events:

The Company has evaluated all events that occurred after the balance sheet date through the date when the condensed consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follow.

On October 1, 2013, the Company issued a promissory note with principal of $500,000 for proceeds of $500,000.  The note bears interest at 12% per annum and will be due in interest only payments for the first 36 months.  The note matures on September 30, 2016.  In addition, the Company issued the purchaser, 1,000,000 shares of the common stock of the Company. The issuance of the shares was recorded as a debt discount up to the face amount of the note.  The amount in excess of the face amount of the note was recorded to interest expense on the date of issuance.

On October 15, 2013, the Company entered into a Consulting Agreement (the “Agreement”) with an individual to provide general business consulting services and business development.  The terms of the Agreement are as follows:

●	Term - 1 year, the Agreement shall renew and continue in effect for successive one-year periods unless terminated,
●	Compensation - $15,000 per month,
●	Option Grant - 8% of the Company’s fully diluted shares, $0.15 exercise price, 5 year term, cashless exercise provision,
●	Preferred Share Grant - 5 shares of Preferred Stock

On October 17, 2013, Stratex Oil & Gas Holdings, Inc. (the “Company”) filed a complaint in the Westchester County Supreme Court of the State of New York (the “Court”) against Timothy Kelly (“Kelly”) seeking damages for Kelly’s breach of fiduciary duty and usurpation of corporate opportunities. Kelly is the former President, Chief Operating Officer, Secretary and Director of the Company. He resigned from each of these positions on or about August 30, 2013. The complaint alleges that Kelly, prior to his resignation, engaged in a pattern of self-dealing and exposed the Company to adverse criticism and hostility from its shareholders by: (i) purchasing at least one oil well and land that would have been profitable to the Company; (ii) claiming to sell shares of the Company’s stock that he either obtained from other shareholders or that did not exist and (iii) misrepresenting the nature of the stock for his personal profit. The Company is seeking $4,000,000 in compensatory damages, as well as costs, interest and such other relief as the Court may deem just and proper.

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

Stratex currently owns an interest in 23 oil wells, which is the source of our cash flow.  Stratex controls leases in North Dakota, Montana, Colorado, Texas and Kansas; these leases are expected to provide a source of future oil drilling properties which, due to their locations, are expected to become more valuable particularly as the Bakken formation is further developed.  There is no assurance that such an outcome will be realized.

As of September 30, 2013, we have approximately 8,860 net acres in  Sheridan, Montana,  Williams, Divide, Mountrail, and Stark, North Dakota,  Runnels, Texas and Weld, Colorado.  We do not own the majority working interest in this acreage, nor do we have any ability to influence the potential development of this acreage within the terms of the lease.  These working interests grant us the right, as the lessee of the property, to explore for, develop and produce oil, natural gas and other minerals, while bearing our portion of related exploration, development and operating costs.

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

Results of Operations for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012:

Revenues:

We generated revenues of $221,681 for the three months ended September 30, 2013 and $223,057 for the three months ended September 30, 2012. The slight decrease in revenue reflects a decrease in sales volumes as a result of the lower production and royalty interests in the 3rd quarter of fiscal year 2013.

Operating Expenses:

●
Production expense was $66,201 for the three months ended September 30, 2013 and $45,210 for the three months ended September 30, 2012.  The increase in production expense is due to an increase in the number of operating producing wells in comparison to the three months ended September 30, 2012.

●
General and administrative expense was $1,008,494 for the three months ended September 30, 2013 and $1,991,316for the three months ended September 30, 2012.  The decrease was primarily attributable to a decrease in stock based compensation and in professional fees as the Company completed a reverse merger during 2012.

●
Depletion, depreciation and amortization expense was $26,492 for the three months ended September 30, 2013 and $90,068 for the three months ended September 30, 2012.   The decrease was primarily attributable to a decrease in production from the prior year.

●
Loss on abandonment of oil and gas assets was $0 and $455,815 for the three months ended September 30, 2013 and 2012, respectively. An abandonment charge to income in the amount of $455,815 was recognized related to the Company’s Golden Valley Land Lease during the three months ended September 30, 2012.

Other Income and (Expense):

Other income (expense) was $380,769 for the three months ended September 30, 2013 and $(1,173,207) for the three months ended September 30, 2012. Other income (expense) consisted of interest expense on the notes and convertible notes.  In addition, the company accretes debt discount associated with the derivative liability through interest expense and recognized a decrease in fair market value of the derivative liability during the three months ended September 30, 2013 and an increase in fair market value of the derivative liability during the three months ended September 30, 2012. The Company also realized a gain of $275,000 on the sale of oil and gas properties during the three months ended September 30, 2013.

Results of Operations for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012:

Revenues:

We generated revenues of $675,861 for the nine months ended September 30, 2013 and $680,687 for the nine months ended September 30, 2012. The slight decrease in revenue reflects a decrease in sales volumes as a result of the lower production and royalty interests during the nine months ending September 30, 2013.

Operating Expenses:

●
Production expense was $164,852 for the nine months ended September 30, 2013 and $166,455 for the nine months ended September 30, 2012.  The slight decrease in expense reflects increased operating efficiencies of the producing wells and lower production volumes during the nine months ended September 30, 2013.

●
General and administrative expense was $1,981,793 for the nine months ended September 30, 2013 and $2,967,261 for the nine months ended September 30, 2012.  The decrease was primarily attributable to a decrease in stock based compensation and in professional fees as the Company completed a reverse merger during 2012, offset by an increase in salaries and wages.

●
Depletion, depreciation and amortization expense was $132,425 for the nine months ended September 30, 2013 and $257,730 for the nine months ended September 30, 2012.   The decrease was primarily attributable to a decrease in production from the prior year.

●
Loss on abandonment of oil and gas assets was $0 and $455,815 for the nine months ended September 30, 2013 and 2012, respectively. An abandonment charge to income in the amount of $455,815 was recognized related to the Company’s Golden Valley Land Lease during the nine months ended September 30, 2012.

Other Income and (Expense):

Other income (expense) was $(440,032) for the nine months ended September 30, 2013 and $(1,483,889) for the nine months ended September 30, 2012. Other income (expense) primarily consisted of interest expense on the notes and convertible notes.  In addition, the company accretes debt discount associated with the derivative liability through interest expense and recognized a decrease in fair market value of the derivative liability during the nine months ended September 30, 2013 and an increase in fair market value of the derivative liability during the nine months ended September 30, 2012. The Company also realized a gain of $275,000 on the sale of oil and gas properties during the nine months ended September 30, 2013

Liquidity and Capital Resources:

We have incurred net operating losses since inception, continuing through the third quarter of 2013. We are in the early stages of acquisition and development of oil and gas leaseholds and properties, and we have been funded primarily by a combination of equity issuances and debt, and to a lesser extent by operating cash flows, to execute on our business plan of acquiring working interests in oil and gas properties and for working capital for production. At September 30, 2013, we had cash and cash equivalents totaling approximately $428,000.

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

Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $2,043,241, for the nine months ended September 30, 2013 and has a working capital deficit of $1,344,233 at September 30, 2013.

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

Cash Flows from Operating Activities

Cash provided by operating activities was $184,832 for the nine months ended September 30, 2013, as compared to cash used in operating activities of $(839,829) during the nine months ended September 30, 2012. The increase in cash provided by operating activities is due to stronger gross margins during the nine months ended September 30, 2013 and a decrease in overhead.

Cash Flows from Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2013 was $241,477 as compared to cash used in investing activities of $(1,047,211) during the nine months ended September 30, 2012. The increase is due to a substantial decrease in capital acquisition during 2013 as compared to the comparable period ended 2012 and proceeds of $275,000 received during the nine months ended September 30, 2013 from the sale of oil and gas properties.

Cash Flows from Financing Activities

Total net cash used in financing activities was $(73,750) for the nine months ended September 30, 2013. During the nine months ended September 30, 2013 the Company obtained cash from a debt offering and sale of common stock. In addition, the Company repaid debt and purchased treasury stock. Total net cash provided by financing activities during the nine months ended September 30, 2012 was $1,484,700 from various debt and equity offerings slightly offset by repayment of debt. For more details about these debt and equity financings, see Notes to the Condensed Consolidated Financial Statements for the nine months ended September 30, 2013 and 2012, incorporated by reference herein.

Planned Capital Expenditures

Dependent on our ability to obtain sufficient financing, development plans for 2013 include identifying and acquiring additional properties and leases in different operators and regions.

The Company incurred approximately $405,000 in development costs on the wells during the nine months ended September 30, 2013.  The Company expects to incur maintenance costs of approximately $45,000 to $60,000 per month for the next twelve months to maintain the assets.

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

PART II - Other Information

Item 1. Legal Proceedings

On May 18, 2012 Stratex Oil & Gas Holdings, Inc. (the “Company”) commenced litigation against Petrogulf Corporation in the United States District Court for the District of North Dakota, Case No. 4:12-cv-059 based upon Petrogulf’s breach of an agreement to sell to the Company certain non-operating, working interests in existing oil wells and oil and gas leases in the Williston Basin. The Company’s lawsuit was dismissed upon Petrogulf’s motion in December 5, 2012 and the Company agreed to waive its rights to appeal the decision and dismiss its counterclaims against Petrogulf in January 2013.

On August 30, 2013 Timothy Kelly resigned as (i) President, Chief Operating Officer and Secretary of the Company; (ii) President, Chief Operating Officer and Secretary of Stratex Oil & Gas, Inc. (“SOG”), the Company’s wholly owned subsidiary; and (iii) Director of both the Company and SOG of the Company for personal reasons and to pursue other opportunities. On August 30, 2013 Stephen Funk was appointed Secretary of the Company and SOG.

On October 17, 2013, after the period covered by this Report, the “Company  filed a complaint, Index No. 67528/2013 in the Westchester County Supreme Court of the State of New York (the “Court”) against Timothy Kelly (“Kelly”) seeking damages for Kelly’s breach of fiduciary duty and usurpation of corporate opportunities.  Kelly is the former President, Chief Operating Officer, Secretary and Director of the Company.  He resigned from each of these positions on August 30, 2013.  The complaint alleges that Kelly, prior to his resignation, engaged in a pattern of self-dealing and exposed the Company to adverse criticism and hostility from its shareholders by: (i) purchasing at least one oil well and land that would have been profitable to the Company; (ii) claiming to sell shares of the Company’s stock that he either obtained from other shareholders or that did not exist and (iii) misrepresenting the nature of the stock for his personal profit.  The Company is seeking $4,000,000 in compensatory damages, as well as costs, interest and such other relief as the Court may deem just and proper.

Item 1A. Risk Factors

In addition to the other information set forth in this report, including the risk that our Management currently consists of only one person, Stephen Funk, who acts as our sole officer and director, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K filed on April 5, 2013 which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

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

STRATEX OIL &GAS HOLDINGS, INC.

Date: November 13, 2013	By:	/s/
Stephen Funk
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2013	By:	/s/
Stephen Funk
Chief Financial Officer
(Principal Financial Officer)