Form 10-K
period 2013-12-31
Stratex Oil & Gas Holdings, Inc.
filed 2014-03-31
CIK 1482361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

As of March 27, 2014 there were 47,542,376 shares of common stock outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter was: $14,007,713 based on a price of $.32 per share.

Documents Incorporated by Reference:   None

PART I

Item 1.    Business.

Corporate History

We were originally incorporated as Poway Muffler and Brake Inc. in California on August 15, 2003 to enter the muffler and brakes business.  On December 15, 2008, a merger was effected with Ross Investments Inc., a Colorado shell corporation.    Ross Investments was the acquirer and the surviving corporation.  Ross Investments Inc. then changed its name to Poway Brake and Muffler Inc. On May 25, 2012, we filed an Amendment to our Certificate of Incorporation by which we changed our name from Poway Muffler and Brake, Inc., a Colorado corporation, to Stratex Oil and Gas Holdings, Inc., with the Secretary of the State of Colorado.

On July 6, 2012, Stratex Acquisition Corp., a wholly-owned subsidiary of Stratex Oil & Gas Holdings, Inc. merged with and into Stratex Oil & Gas, Inc., a Delaware corporation (“SOG”), (the “Merger”). SOG was the surviving corporation of that Merger. As a result of the Merger, we acquired the business of SOG, and continue the business operations of SOG as a wholly-owned subsidiary.

Properties and Strategy

We are an independent energy company focused on the acquisition and subsequent exploitation and development of predominantly crude oil in Texas as well as varied non-operated working interests in North Dakota, Montana and Kansas.   In Texas, we have interests in certain properties located in Zavala and Callahan Counties. Our Zavala County acreage lies within the established oil rim of the very prolific Eagle Ford Shale play (“Eagleford”), one of the most actively drilled basins in the United States. The play is also known for multiple stacked pay zones and is also highly prospective for the San Miguel, Austin Chalk and Buda formations, which all produce within the general vicinity.  Management views our Zavala County acreage as the cornerstone of its present development program.  Our Callahan County property is situated on acreage where we intend to drill low risk, shallow wells.  In Montana, we focus on stacked Williston Basin production primarily form the Bakken Shale, and Three Forks formations.  Our Kansas production is primarily attributable to the shallow Arbuckle formation.

Present corporate strategy is to internally identify those prospects, which may take the form of acquisition of bolt on acreage and/or production within existing core areas or other potentially opportunistic areas of interest. We intend to evaluate those prospects utilizing subsurface geology, geophysical data and existing well control.  Currently, we utilize the services of geologists, petroleum engineers and geophysicists with local expertise on a contract basis, in order to maintain a low cost structure.

To date, the Company has only held small, passive, non-operated working interests in North Dakota, Montana and Kansas.  By virtue of our two recently announced transactions in Zavala and Callahan Counties, Texas, the Company now intends to actively exploit these properties by assuming operator status and owning large and in these 2 particular instances, majority, working interests.  Upon assuming the role of operator, subject to the terms of the underlying leases, the Company will be able to have full control over the timing of expenditures, drilling and completion costs, and operating budgets.

The Company currently owns an interest in 32 wells, 26 of which account for the Company’s present net production and cash flow. Currently, we hold approximately 10,212 net leasehold acres in Sheridan, Montana, Williams, Divide, Mountrail, and Stark Counties, North Dakota and Callahan and Zavala Counties, Texas.

Management regards its Zavala County opportunity as the cornerstone of the Company’s development program.  The Eagle Ford formation (also called the Eagle Ford Shale) is a sedimentary rock formation from the late Cretaceous age underlying much of south Texas, consisting of organic matter-rich fossiliferous marine shale. It derives its name from the old community of Eagle Ford, where outcrops of the Eagle Ford Shale were first observed. The Eagle Ford Shale is presently one of the most actively drilled targets for oil and gas in the United States.

Drilling and Acreage Plans

Zavala County, Texas Project

On December 3, 2013 we entered into a Joint Development Agreement (the “JDA”) with Eagleford Energy, Inc., (“Eagleford”) and its wholly owned subsidiary, Eagleford Energy Zavala, Inc. (“Eagleford Zavala”). Subject to the satisfaction of certain terms and conditions in the JDA, Eagleford Zavala granted the Company the exclusive right to operate and develop approximately 2,549 leasehold acres under a certain lease, located in Zavala County, Texas (the “Zavala County Lease”), situated within the established oil rim of the Eagle Ford Shale play. Eagleford Zavala has a 100% working interest (“WI”) and a 75% net revenue interest (“NRI”) in the Zavala County Lease.

The Zavala County Lease is also highly prospective for other locally prolific stacked pay zones including, but not limited to the Austin Chalk and Buda, as well as the San Miguel (heavy oil). Local operators in the Eagle Ford are successfully exploiting the oil in place utilizing horizontal drilling and multi-stage hydraulic fracs on 60 to 80 acre spacing units. On this basis, Management believes there are up to 42 horizontal drilling locations in the Eagle Ford formation alone. Eagleford Zavala indicates 14 horizontal locations for the Austin Chalk and 32 horizontal locations for the Buda have also been mapped, with additional locations possible. In addition, there is significant heavy oil in place in the San Miguel formation. The Company is considering various enhanced recovery methodologies, which could include waterflood or steam injection. We intend to aggressively exploit the Zavala County Lease following the timely frac and completion of the Matthews #1H.

Pursuant to the JDA, on or prior to March 31, 2014, the Company has agreed to complete, or cause to be completed, the hydraulic fracturing (“frac”) of the Matthews #1H well, and to pay all future costs associated therewith. Eagleford originally drilled the Matthews #1H in October 2010. Under the terms of the JDA, we intend to initiate the frac and completion of the well, at an estimated cost of up to $2.0 million. The Company will pay 100% of those costs, in return for a 66.67% WI and a 50% WI after payout. “Payout” means the point in time when the Company shall have recouped from the proceeds of oil and gas production from such Matthews #1H Well, after deducting (a) severance, production, windfall profit and other taxes payable on such share of production, and (b) lessor's royalties of twenty percent (20%) and overriding royalties of five percent (5%) an amount equal to the aggregate of all costs incurred by the Company in performing the frac and completion.

The JDA further provides that, following the timely fracturing of the Matthews #1H, the Company shall have earned and be entitled to receive an assignment of an undivided 50% working interest in the entire 2,549 acres. As consideration for the rights granted to the Company under the JDA, we agreed to pay $300,000 as follows: (i) $150,000 was delivered on December 4, 2013 to the lessors under the Zavala County Lease, on behalf of Eagleford Zavala, (ii) $50,000 was delivered to Eagleford on December 4, 2013 and (iii) $100,000 was delivered to Eagleford on January 14, 2014.

The Matthews #1H was originally drilled to a total measured vertical depth of 8,500 feet, of which more than 5,100 feet was vertical depth into the Buda formation, which sits directly below the Eagle Ford Shale. The well was then whipstocked at the top of the Austin Chalk, directly above the Eagle Ford Shale, and drilled with an 800 foot curve into the Eagle Ford Shale. Subsequently, a 3,300 foot lateral through the Eagle Ford was drilled in order to more efficiently exploit the reservoir. A shot point sleeve from Baker Hughes was installed to protect the wellbore and accommodate a multi stage frac.

The Matthews #1H was extensively logged, and 36 sidewall cores were taken from 4 formations, including (in descending order) the San Miguel, Austin Chalk, Eagle Ford, and Buda. The logs were then interpreted by Weatherford International, Ltd., and the sidewall cores were analyzed by Core Laboratories and Weatherford. Subsequently, Ryder Scott Company, LP utilized the information, as well as other data, to prepare an evaluation of the recoverable contingent resources associated with the discovered petroleum initially in place in the Eagle Ford Shale.

Under the terms of the Zavala County Lease, the lessee (Eagleford Zavala) is required to either frac the Matthews #1H or spud a new well prior to the expiration of the Primary Term which was January 31, 2014.  Eagleford Zavala has the right to extend the Primary Term for up to two additional months by paying the lessors a fee of $30,000 for each one month extension. On January 23, 2014 the Company did exercise its right to extend the lease for 30 days, and has commenced the frac of Matthews #1H in February 2014.  Eagleford Zavala has timely satisfied the foregoing requirement and the Zavala County Lease will remain in full force and effect. Beginning in the second lease year, Eagleford Zavala will be required to meet an annual minimum royalty of $850,000 per year and to drill at least two new wells per year.  Failure to meet these requirements will result in a termination of the Zavala County Lease, except for such acreage retained by production.

Callahan County, Texas Project

On November 22, 2013, we entered into a certain Purchase, Participation and Operations Agreement (“Callahan”) with Mesa Resources, Inc., a Nevada corporation (“Mesa”), pursuant to which, among other things (i) we agreed to acquire from Mesa, and Mesa agreed to sell and convey to us, a 64% working interest and 48.64% net revenue interest in and to an approximately 58-acre oil and gas property (the “Property”) located in Callahan County, Texas in exchange for a cash payment of $300,800 and the issuance to Mesa of 150,000 shares of common stock of the Company (valued at $18,000) and (ii) the parties set forth their understanding regarding (A) drilling, completion and workover activities to be conducted on the Property by Mesa, (B) operatorship of the Property, (C) an area of mutual interest (an “AMI”) in the vicinity of the Property and (D) pursuit of additional opportunities within the AMI.  Mesa is entitled to a 12.5% back-in working interest and 9.5% net revenue interest in and to the Property after payout, which burden of the back-in interest to Mesa will be borne by all working interest owners proportional to each working interest owner’s before payout working interest.  The term “after payout” means the first day of the month following the month during which the cumulative net operating income received by the Company from the Property equals $300,800.  The purchase and participation price is an all-inclusive fixed turnkey price.  Thus, the Company will not be responsible for any portion of cost over-runs, if any, nor will it be entitled to the benefits of cost savings, if any it had acquired in certain working interests in the Jeffrey Lease located in Callahan County, TX (the “Callahan County Lease"). The Company intends to conduct various drilling, workover and completion activity on the Property. The Company will own a 64% working interest and a 48.64% net revenue interest in what will initially encompass a 58 acre pooled tract. The seller will be entitled to a 12.5% back in WI (9.5% NRI), to be borne by all working interest owners. After payout, the Company will own a 56% WI (42.56% NRI).

Our interest in the Callahan County Lease currently includes 5 wellbores, of which 1 is active but currently shut in, 2 are former producers capable of conversion into injection/salt water disposal wells, and 2 are presently salt water disposal wells (one of which is capable of being converted back to producers status). The work program is ongoing and is on schedule to be completed during the first quarter of 2014. In addition, 3 infill locations will be drilled by the Company and other WI owners within the productive limits of the EGN Field. The primary drilling objective of the 3 well infill program is the prolific King Sand, at a depth of approximately 1,500 feet. The consideration for the acquisition includes the entire cost of the work program. Upon completion of the work program, the Company will have the right to assume the role of operator.

The Bakken, Three Forks, Permian & Gulf Coast Formations

The Company presently holds small, non-operated working interests in the following formations:

The Bakken

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

The Three Forks

The Three Forks formation is made up of sand and porous rock directly below North Dakota’s portion of the Bakken formation, where oil-producing rock is sandwiched between layers of shale about 2 miles underground.

Permian & Gulf Coast

The Permian Basin is an oil-and-gas-producing area located in West Texas and the adjoining area of southeastern New Mexico. The Permian Basin covers an area approximately 250 miles wide and 300 miles long. The Permian Basin, has oil and natural gas production ranging from depths from a few hundred feet to five miles below the surface has produced over 29 billion barrels of oil and 75 trillion cubic feet of gas and it is estimated by industry experts to contain recoverable oil and natural gas resources exceeding what has been produced over the last 90 years. Recent increased use of enhanced-recovery practices in the Permian Basin has produced a substantial impact on U.S. oil production.

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

Disclosure of Reserves

Below is a summary of oil and gas reserves as of the fiscal-year ended December 31, 2013.

	Reserves
Reserves category	Oil (Barrels)	Natural gas (Mcf)	Liquid Natural Gas (Barrels)	Synthetic gas (Mcf)

Proved	20,952	16,995	427	-
Developed:
North America	20,952	16,995	427	-

Undeveloped:
North America	2,417	2,099	-	-

TOTAL PROVED	23,369	19,094	427	-

Our proved oil and natural gas reserves are all located in the United States, primarily in the Bakken and the Williston Basin in Montana and North Dakota.  The reservoir engineering reports used in this Report on Form 10-K is calculated as of December 31, 2013. The estimates of proved reserves at December 31, 2013 are based on reports prepared by LaRoche Petroleum Consultants, Ltd. (the “Engineering Reports”). Proved reserves were estimated in accordance with the guidelines established by the SEC and the Financial Accounting Standards Board (“FASB”).

Proved reserves and future net revenue to the evaluated interests were based on economic parameters and operating conditions considered applicable as of December 31, 2013 and are pursuant to the financial reporting standards of the SEC and prepared in accordance with the SPE 2007 Standards promulgated by the Society of Petroleum Engineers.  The reserves projections in this evaluation are based on the use of the available data and accepted industry-engineering methods.

Qualifications of Technical Persons and Internal Controls over Reserves Estimation Process

            Our policies regarding internal controls over the recording of reserves estimates requires reserves to comply with the SEC definitions and guidance and be prepared in accordance with the SPE 2007 Standards promulgated by the Society of Petroleum Engineers.  Our procedures require that our reserve report be prepared by a third-party registered independent engineering firm at the end of every year based on information we provide to such engineer. We accumulate historical production data for our wells, calculate historical lease operating expenses and differentials, update working interests and net revenue interests, obtain updated authorizations for expenditure (“AFEs”) and obtain geological and geophysical information from operators. This data is forwarded to our third-party engineering firm for review and calculation. Our Chief Executive Officer / Chief Financial Officer provide a final review of our reserve report and the assumptions relied upon in such report.

            William M. Kazmann, Petroleum Engineer and Geological Advisor, was our third party reserve engineer for the preparation of our reserve reports for the past 3 years.  Mr. Kazmann has been a petroleum engineering and geological advisor for more than 35 years with multi-disciplinary experience in the oil and gas industry.  He meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Proved Undeveloped Reserves

As of December 31, 2013, there were 2,417 (Barrels) of oil and 2,099 (Mcf) of gas in undeveloped reserves.

During fiscal year 2013, we focused primarily on the acquisition of existing well properties.  As a result, investment in converting proved undeveloped reserves to proved developed reserves was limited.

 Oil and Gas Production, Production Prices and Production Costs

 Oil and Gas Production

            The following table summarizes the production of oil and natural gas by geographical area for the period ended December 31, 2013.

Product	Williston Basin	Denver-Julesburg Basin	Arbuckle Basin	Total
Oil (Bbls)	7,074	183	794	8,051
Gas (Mcf)	561	-	-	561
BOE	7,635	183	794	8,612

Production Prices

The following table summarizes the average sales price per unit of oil and natural gas by geographical area for the period ended December 31, 2013:

Product	Williston Basin	Denver-Julesburg Basin	Arbuckle Basin
Oil (Bbls)	$87.60	$90.65	$90.09
Gas (Mcf)	$2.97	N/A	N/A
LNG(Bbls)	N/A	N/A	N/A

Production Prices

Average production costs per Barrel of Oil Equivalent (BOE) including ad valorem and severance taxes were $32.74 for the period ended December 31, 2013.  Excluding severance taxes, production costs per BOE were $20.50 for the period ended December 31, 2013.

The following table summarizes the weighted average prices utilized in the reserve estimates for 12/31/13 as adjusted for location, grade and quality:

Prices utilized in the reserve estimates:	Williston Basin	Denver-Julesburg Basin	Arbuckle Basin

Oil per Bbl(a)	$86.01	$91.27	$89.97
Gas per MCF(a)	$5.14	$4.24	$-

(a)	The pricing used to estimate our December 31, 2013 reserves were based on a 12-month unweighted average realized price as adjusted for location, grade and quality.

Oil and natural gas reserve quantity estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment.

Capitalized Costs Related to Oil and Gas Assets	2013	2012

Proved properties	3,225,769	2,454,855
Unproved properties	1,520,870	2,162,315
Total	4,746,639	4,617,170
Less: amount impaired	(2,268,977)	(1,515,112)
Capitalized cost, net of impairment	2,477,662	3,102,058
Less: accumulated depletion	(707,143)	(574,809)
	1,770,519	2,527,249

Costs incurred in Oil and Gas Activities:	2013	2012

Development	734,642	374,967
Exploration	-	-
Total	734,642	374,967

Future cash flows relating to proved reserves:
	2013	2012

Future cash inflows	1,865,657	2,385,359
Future operating costs	(849,221)	(922,697)
Future development costs	-	-
Future asset retirement costs	(39,138)	(38,217)
Future income taxes	-	-
Future net cash flows	977,298	1,424,445
10% discount factor	(216,870)	(342,462)
Standardized measure	760,428	1,081,983

Reconciliation of future cash flows relating to proved reserves:
	2013	2012

Undiscounted value as at January 1	1,424,445	410,990
Extensions and discoveries	198,960	1,134,242
Dispositions	-	-
Production	(847,257)	(959,388)
Revisions of prior volume estimates	201,150	1,175,741
Revisions of pricing	-	(337,240)
Undiscounted value as at December 31	977,298	1,424,445
10% discount factor	(216,870)	(342,462)
Standardized measure	760,428	1,081,983

 Dry Holes

 Through the date of this Report on 10-K, we experienced one dry hole.

Drilling Activity and other Exploratory and Development Activities

Productive and Exploratory Wells Drilled

During this fiscal year through the date hereof, operators drilled and completed 3 gross and net exploratory wells on our leaseholds.

Productive and Dry Development Wells Drilled

In the fiscal year ended December 31, 2013, we participated on a non-operated basis in 26 gross and 2.54 net development wells on minority working interest acreage.

Present Activities

We currently have 3 wells that are in the process of being drilled in Callahan County, Texas, and 1 well being drilled in Billings County North Dakota.

Delivery Commitments

We do not currently have any delivery commitments for product obtained from our wells.

Oil and Gas Properties, Wells, Operations and Acreage

The following table summarizes as of the date hereof, the total gross and net productive wells, expressed separately for oil and gas and the total gross and net developed acreage (i.e., acreage assignable to productive wells).

	Oil Wells		Gas Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Sheridan County, MT	1.00	0.04	-	-	1.00	0.04
Roosevelt County, MT	1.00	1.00	-	-	1.00	1.00
Billings County, ND	12.00	0.03	-	-	12.00	0.03
Stark County, ND	5.00	0.04	-	-	5.00	0.04
Williams County, ND	1.00	0.00	-	-	1.00	0.00
Divide County, ND	1.00	0.00	-	-	1.00	0.00
Callahan County, TX	1.00	0.64			1.00	0.64
Zavala County, TX	1.00	0.67	-	-	1.00	0.67
Lane County, KS	3.00	0.20	-	-	3.00	0.20
Total	26.00	2.62	-	-	26.00	2.62

	HBP Acreage		Total Acreage
	Gross	Net	Gross	Net
Sheridan County, MT	320	16	320	16
Roosevelt County, MT	420	260	420	260
Billings County, ND	16,640	195	16,640	195
Stark County, ND	6,400	71	6,400	71
Williams County, ND	1,222	2	1,222	2
Divide County, ND	640	4	640	4
Callahan County, TX	58	37	58	37
Zavala County, TX	-	-	-	-
Lane County, KS	480	25	480	25
Total	26,179	610	26,179	610

The following table summarizes as of the date hereof, the amount of undeveloped leasehold acreage expressed in both gross and net acres by geographic area and the minimum remaining terms of leases and concessions.

	Held by Production Acreage		Total Acreage		Total Acreage Subject to Expiration		Expiration Date Range
	Gross	Net	Gross	Net	Gross	Net
Sheridan County, MT	-	-	7,274	1,661	7,274	1,661	Range 2015-2016
Billings County, ND	6,353	26	6,353	26	-	-
Stark County, ND	-	-	640	121	640	121	2017
Williams County, ND	-	-	1,349	37	1,349	37	2017
Divide County, ND	-	-	-	-	-	-	2017
Golden Valley , ND	-	-	53,259	6,322	53,259	6,322	Range 2015-2019
Montrail County, ND	-	-	640	120	640	120	2017
Callahan County, TX	-	-	-	-	-	-
Zavala County, TX	-	-	2,629	1,315	2,629	1,315
Total	6,353	26	72,144	9,601	65,792	9,576

As of December 31, 2013, we have approximately 10,212 net acres in Sheridan County, Roosevelt County, Montana, Williams County, Divide County, Mountrail County, Golden Valley County, and Stark County, North Dakota, Callahan County and Zavala County, Texas, and Lane County Kansas. The expiration of the majority of these leases ranges from 3 to 5 years and in some instances, the acreage has additional options to extend the lease maturity. We do not own the majority working interest in this acreage, nor do we have any ability to influence the potential development of this acreage within the terms of the lease.  For our leased acreage we are currently evaluating our options to selectively drill some of these leases to hold this acreage by production.

Our non-operated minority interest acreage is primarily not held by production as only 26 of our 9,602 net acres undeveloped is held by production.  Our acreage exposure is very granular; we also hold 11 leases with a typical working or royalty interest ranging from less than 1% to 64%. We hold approximately 9,577 net acres that expire from 2014 to 2019 with the majority of the leases not having any extension options.

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

Employees

            We currently have 1 full time employee and 1 significant consultant. As a result of our recent transactions in Texas, we intend to selectively increase our management team and have opened a corporate office in Texas.

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

The protection of groundwater quality is extremely important to us. We require that our operating partners follow applicable standard industry practices and legal requirements for groundwater protection in operating our wells. These measures are subject to close supervision by state and federal regulators (including the Bureau of Land Management (BLM) with respect to federal acreage), which conduct many inspections during operations that include hydraulic fracturing. Industry standards and legal requirements for groundwater protection focus on five principal areas: (i) pressure testing of well construction and integrity, (ii) lining of pits used to hold water and other fluids used in the drilling process isolated from surface water and groundwater, (iii) casing and cementing practices for wells to ensure separation of the production zone from groundwater, (iv) disclosure of the chemical content of fracturing liquids, and (v) setback requirements as to the location of waste disposal areas. The legal requirements relating to the protection of surface water and groundwater vary from state to state and there are also federal regulations and guidance that apply to all domestic drilling. In addition, the American Petroleum Institute publishes industry standards and guidance for hydraulic fracturing and the protection of surface water and groundwater. Our policy and practice is to require our operating partners to follow all applicable guidelines and regulations in the areas where we conduct hydraulic fracturing.

In addition to the required use of and specifications for casing and cement in well construction, we require that our operating partners will observe regulatory requirements and what they consider best practices to ensure wellbore integrity and full isolation of any underground aquifers and protection of surface waters. These may include some or all of the following:

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

●	There are currently no regulatory requirements to conduct baseline water monitoring in the Bakken Shale. We expect our operating partners to voluntarily conduct water monitoring in the Bakken Shale.

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

Item 1A.    Risk Factors.

I.  Risks Related to our Business

We are an early stage oil company. We may never attain profitability.

The business of acquiring, exploring for, developing and producing oil and natural gas reserves is inherently risky. We have a limited operating history for you to consider in evaluating our business and prospects. Our operations are therefore subject to all of the risks inherent in acquiring, exploring for, developing and producing oil reserves, particularly in light of our limited experience in undertaking such activities, depends on other factors, including:

•	our ability to raise adequate working capital;
•	success of our development;
•	demand for natural gas and crude oil;
•	the level of our competition;
•	our ability to attract and maintain key management and employees;
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

We expect that our cash position and our extremely limited revenues from crude oil sales will be sufficient to fund our existing drilling program.  However, those funds may not be sufficient to fund both continuing operations and our planned growth. We may require additional capital to continue to grow our business via acquisitions and to further expand our exploration and development programs. We may be unable to obtain additional capital if and when required or if available on terms and conditions acceptable to management.

Future acquisitions and future exploration, development, production and marketing activities, as well as our administrative requirements (such as salaries, compensation, insurance expenses and general overhead expenses, transportation of exploited reserves, as well as legal compliance costs and accounting expenses) will require a substantial amount of capital and cash flow, which may not be available when and as needed.

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

Our strategy includes expanding our business. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure that we will be able to:

•	meet our capital needs;
•	expand our systems of efficiently or in a timely manner;
•	allocate our human resources optimally;
•	identify and hire qualified employees or retain valued employees; or
•	effectively integrate the components of any business or properties that we may acquire in our effort to achieve growth

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

Reliance on Key Personnel.

We are highly dependent on Stephen Funk, our Chief Executive Officer and Director, and Alan Gaines, our oil and gas consultant. The loss of either of them, upon whose knowledge, leadership and technical expertise we rely, would harm our ability to execute our business plan.

Our success depends heavily upon the continued contributions of Stephen Funk and Alan Gaines, whose knowledge, leadership and technical expertise would be difficult to replace. If we were to lose their services, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we are able to suitably replace them.

We have significant debt obligations. The terms of some of our Notes impose significant financial restrictions on our company and our subsidiaries, which could also adversely affect our operating flexibility and put us at a competitive disadvantage by preventing us from capitalizing on business opportunities.

As of the December 31, 2013 we have total debt of $1,446,000, which consists of Convertible Notes of $216,000 and other obligations of $1,230,000. As of March 27, 2014 we have total debt of $8,472,650. These debt obligations could adversely affect our ability to operate or increase our business, including the following

•	making it more difficult for us to satisfy our obligations with respect to the Notes and our other debt;
•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, strategic acquisitions or other general corporate requirements;
•	requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes;
•	increasing our vulnerability to general adverse economic and industry conditions;
•	limiting our financial flexibility in planning for and reacting to changes in the industry in which we compete;
•	placing us at a disadvantage compared to other, less leveraged competitors;
•	having a material adverse effect on us if we fail to comply with the covenants in the Notes or in the instruments governing our other debt; and
•	increasing our cost of borrowing.

The terms of any future indebtedness we may incur could include restrictive covenants.  We cannot assure you that we will be able to maintain compliance with the covenants in the agreements governing our indebtedness in the future or, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

In addition, we may incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes.  The Notes do not contain a prohibition on the incurrence of additional indebtedness by us or our subsidiaries. If we incur additional debt, the risks related to our high level of debt could intensify.

We may not be able to generate a sufficient amount of cash flow to meet our debt service obligations, including the Notes.

Our ability to make scheduled payments or to refinance our obligations with respect to the Notes and our other debt will depend on our financial and operating performance, which, in turn is subject to prevailing economic conditions and to certain financial, competitive, business and other factors, including the availability of financing in the banking and capital markets as well as the other risks described herein, beyond our control.  If our cash flow and capital resources are insufficient to fund our debt service obligations, including the Notes, and our other commitments, we could face substantial liquidity problems and may be forced to reduce or delay scheduled expansions and capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt.  In addition, we cannot assure you that our operating performance, cash flow and capital resources will be sufficient for payment of our debt in the future.  If we are unable to meet our debt obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt, including the Notes, which could cause us to default on our debt obligations and impair our liquidity.  Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations.  In the event that we are required to dispose of material assets or operations or restructure our debt to meet our debt service and other obligations, we cannot provide assurance that we could effect any of these actions on a timely basis, on commercially reasonable terms or at all, or that these actions would be sufficient to meet our capital requirements.  In addition, the terms of our existing or future debt agreements may restrict us from affecting certain or any of these alternatives.
if we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable; and
•	we could be forced into bankruptcy or liquidation.

Our ability to meet our obligations under our indebtedness depends in part on the earnings and cash flows of our subsidiary and the ability of our subsidiary to pay dividends or advance funds to us.

We conduct our operations through our SOG subsidiary.  Consequently, our ability to service our debt is dependent, in part, upon the earnings from the businesses conducted by our SOG subsidiary.  SOG is a separate and distinct legal entity and has no obligation to pay any amounts to its parent company, Stratex, whether by dividends, loans, advances or other payments. The ability of SOG to pay dividends and make other payments to us depends on its earnings, capital requirements and general financial conditions and is restricted by, among other things, applicable corporate and other laws and regulations as well as, in the future, agreements to which Stratex or SOG may be a party.

Failure to comply with covenants in the Notes or in any future financing agreements could result in cross-defaults under our current or future financing agreements, which could jeopardize our ability to satisfy our obligations under the Notes.

Various risks, uncertainties and events beyond our control could affect our ability to comply with covenants, financial tests, ratios and/or other provisions of any current or future financing agreements we may enter into.  Failure to comply with any of the covenants in any current or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions.  A default would permit lenders to cease to make further extensions of credit, accelerate the maturity of the debt under these agreements and foreclose upon any collateral securing that debt.  Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our ability to repay our obligations under the Notes.

Our Notes will not be rated, which could cause a decline in the value or ability to market or resell our Common Stock.

We do not intend to seek a rating on the Notes.  However, if one or more rating agencies rates the Notes and assigns the Notes a rating lower than the rating expected by investors, or reduces their rating in the future, the market price of our common stock may be adversely affected.

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

The crude oil and natural gas markets are very volatile, and we cannot predict future crude oil and natural gas prices. The price we receive for our crude oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth. The prices we receive for our production and the levels of our production depend on numerous factors beyond our control.  These factors include, but are not limited to, the following:

•	changes in global supply and demand for crude oil and natural gas;
•	the actions of the Organization of Petroleum Exporting Countries;
•	the political and economic conditions, including embargoes, in crude oil-producing countries or affecting other crude oil-producing activity;
•	the level of global crude oil and natural gas exploration and production activity;
•	weather conditions;
•	technological advances affecting energy consumption;
•	domestic and foreign governmental regulations;
•	proximity and capacity of crude oil and natural gas pipelines and other transportation facilities;
•	the price and availability of competitors’ supplies of crude oil and natural gas in captive market areas; and
•	the price and availability of alternative fuels.

Lower crude oil and natural gas prices may not only decrease our revenues on a per share basis but also may reduce the amount of crude oil and natural gas that we can produce economically and therefore potentially lower our reserve bookings.  A substantial or extended decline in crude oil or natural gas prices may result in impairments of our proved crude oil and natural gas properties and may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

We may not be able to develop crude oil and natural gas reserves on an economically viable basis, and our reserves and production may decline as a result.

If we succeed in discovering crude oil and/or natural gas reserves, we cannot assure that these reserves will be capable of production levels we project or in sufficient quantities to be commercially viable.

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

In order to sell the crude oil and natural gas that we are able to produce, we (or our operators) may have to make arrangements for storage and distribution to the market. We will rely on local infrastructure and the availability of transportation for storage and shipment of our products, but infrastructure development and storage and transportation facilities may be insufficient for our needs at commercially acceptable terms in the localities in which we operate. These factors may affect our ability to explore and develop properties and to store and transport our crude oil and natural gas production and may increase our expenses.

Furthermore, weather conditions or natural disasters, actions by companies doing business in one or more of the areas in which we will operate, or labor disputes may impair the distribution of crude oil and/or natural gas and in turn diminish our financial condition or ability to maintain our operations.

Our business of developing crude oil and natural gas production is risky and may not be commercially successful, and the advanced technologies we use cannot eliminate exploration risk.

Our future success will depend on the success of our drilling and completion program. Crude oil and natural gas development involves a high degree of risk. These risks are more acute in the early stages of exploration. Our expenditures on exploration may not result in new discoveries of crude oil or natural gas in commercially viable quantities. Projecting the costs of implementing an exploratory drilling program is difficult due to the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions.

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

The credit crisis and related turmoil in the global financial system may adversely impact our business and our financial condition, and we may face challenges if conditions in the financial markets do not improve. Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise financing, which could have a material negative impact on our flexibility to react to changing economic and business conditions.  The economic situation could have a material negative impact on operators upon whom we are dependent for drilling our wells, our lenders or customers, causing them to fail to meet their obligations to us. Additionally, market conditions could have a material negative impact on our crude oil hedging arrangements if our counterparties are unable to perform their obligations or seek bankruptcy protection. We believe we will have sufficient capital to fund our drilling programs.  However, additional capital would be required in the event that we accelerate our drilling program or that crude oil prices decline substantially resulting in significantly lower revenues.

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

We may not have enough insurance to cover all of the risks we face and operators of prospects in which we participate may not maintain or may fail to obtain adequate insurance.

In accordance with customary industry practices, we will seek to maintain insurance coverage against some, but not all, potential losses in order to protect against the risks we face.  We do not carry business interruption insurance.  We may elect not to carry insurance if our management believes that the cost of available insurance is excessive relative to the risks presented.  In addition, we cannot insure fully against pollution and environmental risks.  The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations.

Oil and natural gas operations are subject to particular hazards incident to the drilling and production of oil and natural gas, such as blowouts, cratering, explosions, uncontrollable flows of oil, natural gas or well fluids, fires and pollution and other environmental risks.  These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operation.  We do not operate all of the properties in which we have an interest.  In the projects in which we own a non-operating interest directly or own an equity interest in a limited partnership which in turn owns a non-operating interest, the operator for the prospect maintains insurance of various types to cover our operations with policy limits and retention liability customary in the industry.  We believe the coverage and types of insurance are adequate.  The occurrence of a significant adverse event that is not fully covered by insurance could result in the loss of our total investment in a particular prospect which could have a material adverse effect on our financial condition and results of operations.

We cannot control the activities on properties we do not operate and are unable to ensure their proper operation and profitability.

We do not operate all of the properties in which we have an interest.  As a result, we have limited ability to exercise influence over, and control the risks associated with, operations of these properties.  The failure of an operator of our wells to adequately perform operations, an operator’s breach of the applicable agreements, or an operator’s failure to act in ways that are in our best interests could reduce our production and revenues.  The success and timing of our drilling and development activities on properties operated by others depends upon a number of factors outside of our control, including the operators:

•	timing and amount of capital expenditures;
•	expertise and financial resources;
•	inclusion of other participants in drilling wells; and
•	use of technology.

The financial condition of our operators could negatively impact our ability to collect revenues from operations.

We do not operate all of the properties in which we have working interests.  In the event that an operator of our properties experiences financial difficulties, this may negatively impact our ability to receive payments for our share of net production that we are entitled to under our contractual agreements with such operator.  While we seek to minimize such risk by structuring our contractual arrangements to provide for production payments to be made directly to use by first purchasers of the hydrocarbons, there can be no assurances that we can do so in all situations covering our non-operated properties.

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

Item 1B.    Unresolved Staff Comments.

Not Applicable

Item 2.       Properties.

Office Locations

Our corporate offices are located at 30 Echo Lake Road, Watertown, CT, 06795. Additionally, we have a field office located at 2906 First Ave. North, Billings, MT, 59104; which is leased on a month by month basis.  We have also opened a corporate office in Texas during the first quarter of 2014.

Leasehold Holdings

Current Producing Properties

The Company presently owns small, non -operated working interests in the following:

Kansas Wells - 2,080 gross and 25 net mineral acres located in Acres located in Lane and Ellis Counties, Kansas with 8 producing wells. The lease currently has 5 producing wells with an average royalty interest of 1.620%, and 3 producing wells with an average working interest of 6.503%.  There is also additional spacing for 18 wells.

Tininencko 4-19 640 gross and 215 net mineral acres operating well in Roosevelt County, Montana with one operating well. The Operating well (Tininenko 4-19) is producing 25 barrels per day. Stratex holds a 100% working interest in this well.

Olson Well -640 gross and 4 net mineral acres in Divide County, North Dakota. We have acquired small leasehold in Divide County, North Dakota.  The lease currently has 1 well with a working interest of 5.00% and produces less than 1 barrel of oil per day

Fortuna Wells 6,662 gross and 87 net mineral acres in Stark, Williams and Sheridan County, North Dakota, with 6 operating wells. The Operating wells are producing 1 barrels per day. Stratex holds an average of 1.36919 % working interest in these wells.

 Double LL Wells -17,920 gross and 197 net mineral acres in Billings and Stark County, North Dakota, with 13 operating wells, and 1 well in process of being drilled. These working interest wells are producing 3 barrels per day. There is also 6,353 gross and 26 net mineral acres in Billings County that are undeveloped and unproven. Stratex holds an average of .19758% working interest in these wells.

Jeffery Wells -57.96 gross and 36.92 net mineral acres in Callahan County Texas, with 1 operating well that is in the process of being reworked to enhance oil production, and 3 wells in process of being drilled. Stratex holds an 64% working interest in this well.

Eagleford Wells (Zavala County Lease) – Presently 80 gross and 40 net acres surrounding the Matthews #1H well.  Under the JDA with Eagleford and Eagleford Zavala, provided the Company completes the frac of the Matthews #1H on or before March 31, 2014, the Company will earn and be granted an undivided fifty perecent (50%) working interest in 2,549 gross (1,253 net) acres in Zavala County Texas.

Wattenberg Wells SOG also holds an overriding royalty interest in 138 wells in Weld County, Colorado. The lease currently has 138 producing wells with an average royalty interest of .110076%. These overriding royalty interests are producing approximately 1 barrel per day. SOG has also agreed to participate in 6 additional wells with a current operator in accordance with its working interest percentage.  These wells are schedule to begin drilling during 2014.

The following represent a detail listing of Stratex’s producing wells as of December 31, 2013. (The listing does not include an overriding interest in the 138 wells located in Wattenberg, Colorado)

Well Name	State	County	Formation	Basin

Montana Wells
Tininenko 4-19	Montana	Roosevelt	Ratcliffe	Williston

Kansas Wells
Muncell Lawrence 21-23	Kansas	Lane	Arbuckle	Arbuckle
Lawrence 32-23	Kansas	Lane	Arbuckle	Arbuckle
Lawrence 42-23	Kansas	Lane	Arbuckle	Arbuckle
Conner 14-27	Kansas	Lane	Arbuckle	Arbuckle
Hollamon Mcgrew	Kansas	Lane	Arbuckle	Arbuckle
THECLA HAAS - 1	Kansas	Lane	Arbuckle	Arbuckle
FRED HAAS -1	Kansas	Lane	Arbuckle	Arbuckle
FRED HAAS- 2	Kansas	Lane	Arbuckle	Arbuckle

Olson Well
Olson 35-261H	North Dakota	Divide	Bakken	Williston

Double LL Wells
Burian 1-27HCLR	North Dakota	Billings	Bakken	Williston
Epsom 1-31HCLR	North Dakota	Billings	Bakken	Williston
Kostelecky 1-1HCLR	North Dakota	Billings	Bakken	Williston
Elizabeth Ann 1-32 HCLR	North Dakota	Billings	Bakken	Williston
Kubas 1-22HCLR	North Dakota	Billings	Bakken	Williston
Charnwood 1-31HCLR	North Dakota	Billings	Bakken	Williston
Narvik 1-35 HCLR	North Dakota	Billings	Bakken	Williston
Krehlik 1-11 HCLR	North Dakota	Billings	Bakken	Williston
Proch 1-7HCLR	North Dakota	Billings	Bakken	Williston
Zalesky 34-8PH	North Dakota	Stark	Bakken	Williston
Cymbaluk 21-25 TFH	North Dakota	Billings	Bakken	Williston
Chruszch 43x-29f	North Dakota	Billings	Bakken	Williston
Kuntz 1-23-14h-142-98	North Dakota	Billings	Bakken	Williston

Fortuna Wells
Paluck 21-28 THF	North Dakota	Stark	Bakken	Williston
Arthaud 21-29 THF	North Dakota	Stark	Bakken	Williston
Duletski 21-16 TFH	North Dakota	Stark	Bakken	Williston
Duletski 11-16TFH	North Dakota	Stark	Bakken	Williston
Lynn 5502-11 1H	North Dakota	Williams	Bakken	Williston
Teal Peterson 33-12	Montana	Sheridan	Red River	Williston

Jeffrey Wells
Jeffery # A1	Texas	Callahan	King Sand	Gulf Coast

Eagleford Wells
Mathews #1H	Texas	Zavala	Eagleford	Permian

The following represent our mineral lease holdings as of December 31, 2013.

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

ITEM 3.  Legal Proceedings.

Litigation

On May 18, 2012 SOG commenced litigation against Petrogulf Corporation in the United States District Court for the District of North Dakota, Case No. 4:12-cv-059 based upon Petrogulf’s breach of an agreement to sell to SOG certain non-operating, working interests in existing oil wells and oil and gas leases in the Williston Basin. The Company’s lawsuit was dismissed upon Petrogulf’s motion in December 5, 2012 and the Company agreed to waive its rights to appeal the decision and dismiss its counterclaims against Petrogulf in January 2013.

On October 17, 2013, the Company filed a complaint, Index No. 67528/2013 in the Westchester County Supreme Court of the State of New York (the “Court”) against Timothy Kelly (“Kelly”) seeking damages for Kelly’s breach of fiduciary duty and usurpation of corporate opportunities.  Kelly is the former President, Chief Operating Officer, Secretary and Director of the Company.  He resigned from each of these positions on August 30, 2013.  The complaint alleges that Kelly, prior to his resignation, engaged in a pattern of self-dealing and exposed the Company to adverse criticism and hostility from its shareholders by: (i) purchasing at least one oil well and land that would have been profitable to the Company; (ii) claiming to sell shares of the Company’s stock that he either obtained from other shareholders or that did not exist and (iii) misrepresenting the nature of the stock for his personal profit.  The Company is seeking $4,000,000 in compensatory damages, as well as costs, interest and such other relief as the Court may deem just and proper.

On January 21, 2014, Tim Kelly filed a counterclaim for breach of contract against Stratex Oil & Gas Holdings, Inc. and Stratex Oil & Gas, Inc. in the matter titled Stratex Oil & Gas Holdings, Inc. v. Kelly, No. 67528/2013 (N.Y. Sup., Westchester County.)  Kelly alleges that the Company breached the certain Termination Agreement, dated August 30, 2013 between Kelly and Company.  Specifically, Kelly alleges that the Termination Agreement requires the Company to deliver a certain number of shares of The Company’s restricted common stock and pay him a total of approximately $300,000 over a period of thirty months.  Kelly claims that the Company has failed to deliver the shares of the Company’s stock and to pay him the monthly payments.  Kelly further claims that the Company breached the non-disparaging provision of the Termination Agreement by making derogatory statements about him to the public and/or third-persons.  Kelly is seeking a minimum of $500,000 in damages, plus interest and 2,500,000 shares of the Company’s restricted common stock.

We are subject to legal proceedings and claims which arise in the normal course of business. Although there can be no assurance as to the ultimate outcome, we generally have denied, or believe we have a meritorious defense and will deny, liability in all significant cases pending against us. Based on information currently available, we believe the amount, or range, of reasonably possible losses in connection with the actions against us, in excess of established reserves, in the aggregate, not to be material to our consolidated financial condition or cash flows. However, losses may be material to our operating results for any particular future period, depending on the level of our income for such period.

ITEM 4.  Mine Safety Disclosures.

None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Shares of the Company’s common stock are currently quoted on the Over-The-Counter Bulletin Board under the symbol “STTX.”  Trading in the Company’s common stock is limited and the prices below should not be viewed as an indication that there is any established public trading market for the Company’s securities. Prior to April 2012, zero shares of our stock had traded.

Quarter Ended	High ($)		Low ($)

Fourth Quarter ended December 31, 2012		$2.90		$0.85

Third Quarter ended September 30, 2012		$2.75		$0.30

Second Quarter ended June 30, 2012		$1.25		$.30

First Quarter ended March 31, 2012	$	NA	$	NA

Fourth Quarter ended December 31, 2013		$.22		$0.07

Third Quarter ended September 30, 2013		$1.11		$0.12

Second Quarter ended June 30, 2013		$1.73		$0.89

First Quarter ended March 31, 2013		$1.05		$0.93

Holders

As of March 27, 2014, there are 47,542,376 shares of common stock issued and outstanding.  These shares of common stock are held of record by 151 registered shareholders.

Dividends

We have not paid dividends on our common stock and do not expect to declare and pay dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following is certain information about our equity compensation plans as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted–average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity Compensation Plans approved by security holders	6,100,000	$0.17	5,900,000

In 2012, we adopted a new Stock Incentive Plan (the “2012 Plan”), under which we approved and reserved 12,000,000 shares of common stock to be issued as stock options to our employees, officers, directors. The Options described in this Item 5 do not take into account or include 9,306,250 warrants to purchase common stock that were issued by the Company as of December 31, 2013.

Item 6.    Selected Financial Data.

Not applicable.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

We are an independent energy company focused on the acquisition and subsequent exploitation and development of predominantly crude oil in Texas as well as varied non-operated working interests in North Dakota, Montana and Kansas.   In Texas, we have interests in certain properties located in Zavala and Callahan Counties. Our Zavala County acreage lies within the established oil rim of the very prolific Eagle Ford Shale play, one of the most actively drilled basins in the United States. The play is also known for multiple stacked pay zones and is also highly prospective for the San Miguel, Austin Chalk and Buda formations, which all produce within the general vicinity.  Management views our Zavala County acreage as the cornerstone of its present development program.  Our Callahan County property is situated on acreage where we intend to drill low risk, shallow wells.  In Montana, we focus on stacked Williston Basin production primarily form the Bakken Shale, and Three Forks formations.  Our Kansas production is primarily attributable to the shallow Arbuckle formation.

Present corporate strategy is to internally identify those prospects, which may take the form of acquisition of bolt on acreage and/or production within existing core areas or other potentially opportunistic areas of interest. We intend to evaluate those prospects utilizing subsurface geology, geophysical data and existing well control.  Currently, we utilize the services of geologists, petroleum engineers and geophysicists with local expertise on a contract basis, in order to maintain a low cost structure.

To date, the Company has only held small, passive, non-operated working interests in North Dakota, Montana and Kansas.  By virtue of our two recently announced transactions in Zavala and Callahan Counties, Texas, the Company now intends to actively exploit these properties by assuming operator status and owning large and in these 2 particular instances, majority, working interests.  Upon assuming the role of operator, subject to the terms of the underlying leases, the Company will be able to have full control over the timing of expenditures, drilling and completion costs, and operating budgets.

The Company currently owns an interest in 32 wells, 26 of which account for the Company’s present net production and cash flow.   Currently, we hold approximately 10,212 net leasehold acres in Sheridan, Montana, Williams, Divide, Mountrail, and Stark Counties, North Dakota and Callahan and Zavala Counties, Texas.

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

Oil and natural gas prices have been subject to significant fluctuations during the past several years. In general, average oil and natural gas prices were substantially higher during the comparable periods of 2013 measured against 2012. The following table sets forth the average New York Mercantile Exchange (NYMEX) oil and natural gas prices for the years ended December 31, 2013 and 2012, as well as the high and low NYMEX price for the same periods:

	Years Ended December 31,
	2013	2012
Average NYMEX prices:
Oil (Bbl)	$97.97	$94.71
Natural gas (MMBtu)	$3.652	$2.79
High / Low NYMEX prices:
Oil(Bbl):
High	$105.22	$109.77
Low	$85.20	$77.69
Natural Gas (MMBtu):
High	$4.89	$3.70
Low	$3.50	$2.04

Results of Operations for the year ended December 31, 2013 as compared to the year ended December 31, 2012:

Revenues:

We generated revenues of $847,257 for the year ended December 31, 2013 and $959,388 for the year ended December 31, 2012. The decrease in revenue reflects a decrease in sales volumes as a result of the one of the Company’s major wells being down for several months during the year ended December 31, 2013.

  Operating Expenses:

●
Production expense was $268,083 for the year ended December 31, 2013 and $235,845 for the year ended December 31, 2012.  The slight increase in expenses reflects an increase in the number of producing wells during the year ended December 31, 2013.

●
General and administrative expense was $4,406,937 for the year ended December 31, 2013 and $5,461,053 for the year ended December 31, 2012. The decrease in expense is primarily attributable to a decrease in professional fees from the prior year in which the Company had increased G &A cost for the Company’s merger, and a decrease in stock based compensation to consultants, the majority of which was related to the financing commitment for Stratex's attempted acquisition of Magellan Petroleum.  In addition, the company engaged key consultants to assist in the oil and gas efforts.

●
Depletion, depreciation and amortization expense was $150,101 for the year ended December 31, 2013 and $484,853 for the year ended December 31, 2012. The decrease in expense reflects a decrease in total oil production coupled with a decrease in the per barrel depletion rates as a result of the Company reserve reports as compared to the year ended December 31, 2012.

●
Impairment of oil and gas assets was $753,865 for the year ended December 31, 2013 and $1,059,297 for the year ended December 31, 2012. The impairment loss was recognized to reflect the annual reserve report obtained by the company’s third party engineers. During the years ended December 31, 2013 and 2012 the Company recorded abandonment costs of $0 and $455,815, respectively.

Other Income (Expense)-net:

Other Income (Expense)-net: Other income (expenses) consist primarily of gains and losses on the change in fair value of derivative liabilities, gains and losses on sale of oil and gas properties and interest expense all primarily related to the Company’s convertible promissory notes, traditional notes and warrant issuances.

Other income (expenses) - net decreased by $419,963 to $(513,186) for the year ended December 31, 2013 as compared to other income (expenses) - net of $(933,149) during the year ended December 31, 2012. For the year ended December 31, 2013 other income (expenses) consisted of interest income of $25, $(1,318,051) in interest expense, a gain on change in fair value of derivative liabilities of $516,880, a gain on sale of oil and gas properties of $275,000, and other income of $12,960. For the year ended December 31, 2012 other income (expenses) consisted of interest income of $700, $(675,001) in interest expense, a loss on change in fair value of derivative liabilities of $(258,848).

Liquidity and Capital Resources:

We have incurred net operating losses and operating cash flow deficits since inception, continuing through the first quarter of 2014. We are in the early stages of acquisition and development of oil and gas leaseholds and properties, and we have been funded primarily by a combination of equity issuances and debt, and to a lesser extent by operating cash flows, to execute on our business plan of acquiring working interests in oil and gas properties and for working capital for production. At December 31, 2013, we had cash and cash equivalents totaling $609,061.

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

Our financial statements for the year ended December 31, 2013 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

Cash from Operating Activities

Cash used in operating activities was $66,051 for the year ended December 31, 2013, as compared to cash used in operating activities of $856,499 during the year ended December 31, 2012. The decrease in cash used in operating activities during the year ended December 31, 2013 as compared to December 31, 2012 is primarily due to an increase in accounts payable and accrued expenses partially offset by a decrease in accounts receivable. In addition, during the year ended December 31, 2013 as compared to the year ended December 31, 2012 there was a decrease in legal and professional fees and a decrease in salaries and payroll related expenses.

Cash from Investing Activities

Cash used in investing activities for the year ended December 31, 2013 was $351,241 as compared to $1,401,938 during the year ended December 31, 2012. The net decrease is due to the Company receiving $815,000 in proceeds from the sale of oil and gas properties during 2013, as well as a slight decrease in capital acquisition cost during 2013 as compared to the comparable period ended 2012.

Cash from Financing Activities

Total net cash provided by financing activities was $951,250 for the year ended December 31, 2013, from various debt and equity offerings. Total net cash provided by financing activities during the period ended December 31, 2012 was $1,747,735 from various debt and equity offerings. For more details about these debt and equity financings, see Notes to the Consolidated Financial Statements for the years ended December 31, 2013 and 2012, incorporated by reference herein.

Planned Capital Expenditures

Dependent on our ability to obtain sufficient financing, development plans for 2013 include identifying, acquiring and operating properties as well continued development of our existing leases. We will also to continue to participating in the ongoing Authorization for Expense (AFE) process for the existing properties.

The Company incurred approximately $1,163,927 in development costs related to the purchase of working interest in wells during the calendar year 2013.  Unrelated to any potential acquisitions the Company expects to incur maintenance and operating costs of approximately $45,000 to $60,000 per month for the next twelve months to maintain these assets.

Critical Accounting Policies and Estimates:

Our discussion of our financial condition and results of operations is based on the information reported in our financial statements. The preparation of our financial statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities as of the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant accounting policies are described in Note 2 –Summary of Significant Accounting Policies to our consolidated financial statements. We have outlined below certain of these policies that have particular importance to the reporting of our financial condition and results of operations and that require the application of significant judgment by our management.

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

Derivative Valuation

We estimate the fair value of financial assets and liabilities based on a three-level valuation hierarchy for disclosures of fair value measurement and enhanced disclosure requirements for fair value measures.

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

New Accounting Pronouncements

For of the recently issued accounting pronouncements see Note 2 to the consolidated financial statements

 Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.       Financial Statements and Supplementary Data.

STRATEX OIL & GAS HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Stratex Oil & Gas Holdings, Inc.
Consolidated Financial Statements
December 31, 2013

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of
Stratex Oil & Gas Holdings, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Stratex Oil & Gas Holdings, Inc. and Subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2013. Stratex Oil & Gas Holdings, Inc. and Subsidiary’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stratex Oil & Gas Holdings, Inc. and Subsidiary as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

Glastonbury, Connecticut
March 27, 2014

Stratex Oil & Gas Holdings, Inc.
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012

Assets

Current Assets:
Cash	$609,061	$75,103
Accounts receivable	18,220	108,586
Inventory	-	24,067
Prepaid expenses	2,800	38,832
Total Current Assets	630,081	246,588

Deposits	10,025	10,000
Oil and gas property, plant and equipment:
Proven property - net	893,763	586,654
Unproven property	1,520,870	2,055,090
Furniture and equipment - net	2,380	994
Total Assets	$3,057,119	$2,899,326

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable and accrued liabilities	$904,615	$419,658
Liability to be issued in stock	9,000	-
Due to former officer - current	715,000	-
Demand notes payable	216,000	180,000
Notes payable - net of debt discount	-	148,734
Derivative liability - warrants	76,675	593,555
Total Current Liabilities	1,921,290	1,341,947

Long-term Liabilities:
Due to former officer	84,000	-
Asset retirement obligations	34,000	-
Notes payable - net of debt discount	790,528	-

Total Long-Term Liabilities	908,528	-
Total Liabilities	2,829,818	1,341,947

Commitments and Contingencies

Stockholders' Equity (Deficit):
Series A, convertible preferred stock, $0.0001 par value; 400 shares authorized;
and 100 shares issued; and 60 and 100 shares outstanding, respectively	1	1
Common stock, $0.01 par value; 750,000,000 shares authorized;
and 46,692,376 and 44,281,127 shares issued and outstanding	466,924	442,811
Additional paid in capital	13,680,474	9,769,750
Accumulated deficit	(13,900,098)	(8,655,183)
Less: Treasury stock, 40 shares Series A, convertible preferred stock, at cost	(20,000)	-
Total Stockholders' Equity (Deficit)	227,301	1,557,379

Total Liabilities and Stockholders' Equity (Deficit)	$3,057,119	$2,899,326

See accompanying notes to the consolidated financial statements.

Stratex Oil & Gas Holdings, Inc.
Consolidated Statements of Operations

	For The Years Ended
	December 31,	December 31,
	2013	2012

Revenue	$847,257	$959,388

Operating Expenses:
Production expenses	268,083	235,845
Depletion, depreciation and amortization	150,101	484,853
General and administrative	4,406,937	5,461,053
Impairment of oil and gas assets	753,865	1,059,297
Loss on abandonment of oil and gas assets	-	455,815
Total Operating Expenses	5,578,986	7,696,863

Loss From Operations	(4,731,729)	(6,737,475)

Other Income and (Expense):
Interest income	25	700
Interest expense	(1,318,051)	(675,001)
Change in fair value - derivative liabilities	516,880	(258,848)
Gain on sale of oil and gas properties	275,000	-
Other income	12,960	-
Total Other Income and (Expense)	(513,186)	(933,149)

Net Loss	$(5,244,915)	$(7,670,624)

Net Loss Per Common Share - Basic and Diluted	$(0.12)	$(0.22)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	44,787,051	34,741,473

See accompanying notes to the consolidated financial statements.

Stratex Oil & Gas Holdings, Inc.
Consolidated Statement of Stockholders' Equity
For the Period from January 01, 2012 to December 31, 2013

	Series "A" Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

Balance, January 1, 2012	-	$-	26,476,293	$264,763	$2,673,443	$(984,559)	-	$-	$1,953,647

Series "A" Preferred stock issued for services ($83/share)	100	1	-	-	8,291	-	-	-	8,292

Common stock issued for cash ($0.014/share - $0.70/share)	-	-	6,182,500	61,825	1,435,510	-	-	-	1,497,335

Conversion of notes payable and interest to common stock	-	-	1,692,334	16,923	1,157,242	-	-	-	1,174,165

Stock issued with promissory note	-	-	1,000,000	10,000	490,000	-	-	-	500,000

Stock issued to acquire oil and gas assets	-	-	250,000	2,500	447,500	-	-	-	450,000

Stock issued for services	-	-	2,570,000	25,700	1,259,300	-	-	-	1,285,000

Stock issuance costs	-	-	-	-	(210,000)	-	-	-	(210,000)

Share based compensation	-	-	-	-	2,569,564	-	-	-	2,569,564

Stock issued in reverse merger	-	-	6,110,000	61,100	(61,100)	-	-	-	-

Net loss, For the Year ended December 31, 2012	-	-	-	-	-	(7,670,624)	-	-	(7,670,624)

Balance, December 31, 2012	100	1	44,281,127	442,811	9,769,750	(8,655,183)	-	-	1,557,379

Common stock issued for cash ($0.50/share)	-	-	70,000	700	34,300	-	-	-	35,000

Conversion of notes payable and interest to common stock	-	-	51,249	512	35,488	-	-	-	36,000

Common stock issued for services	-	-	140,000	1,400	33,600	-	-	-	35,000

Share based compensation	-	-	-	-	2,344,221	-	-	-	2,344,221

Warrants issued with promissory notes	-	-	-	-	1,180,786	-	-	-	1,180,786

Purchase of 50 shares of Treasury stock under termination agreement	-	-	-	-	-	-	(50)	(25,000)	(25,000)

10 preferred shares issued from treasury for services	-	-	-	-	(4,170)	-	10	5,000	830

Stock issued with promissory note	-	-	2,000,000	20,000	270,000	-	-	-	290,000

Stock issued to acquire oil and gas assets	-	-	150,000	1,501	16,499	-	-	-	18,000

Net loss, For the Year ended December 31, 2013	-	-	-	-	-	(5,244,915)	-	-	(5,244,915)

Balance, December 31, 2013	100	$1	46,692,376	$466,924	$13,680,474	$(13,900,098)	(40)	$(20,000)	$227,301

See accompanying notes to the consolidated financial statements.

Stratex Oil & Gas Holdings, Inc.
Consolidated Statements of Cash Flows

	For The Years Ended
	December 31,	December 31,
	2013	2012

Cash Flows From Operating Activities:
Net loss	$(5,244,915)	$(7,670,624)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depletion, depreciation and amortization	150,101	484,853
Stock based compensation	2,380,051	3,877,856
Amortization of debt issue costs	-	24,458
Accretion of debt discount	1,252,330	423,077
Impairment of oil and gas assets	753,865	1,059,297
Loss on abandonment of oil and gas assets	-	455,815
Gain on sale of oil and gas properties	(275,000)	-
Change in fair value of derivative liabilities	(516,880)	258,848
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	90,366	(80,250)
Prepaid expenses	36,032	(37,032)
Inventory	24,067	19,122
Deposits	(25)	-
Increase (decrease) in:
Accounts payable and accrued liabilities	484,957	328,081
Due to former officer	799,000	-
Net Cash Provided By (Used In) Operating Activities	(66,051)	(856,499)

Cash Flows From Investing Activities:
Purchase of oil and gas properties	(1,163,927)	(1,401,938)
Proceeds from sale of oil and gas properties	815,000	-
Purchase of furniture and equipment	(2,314)	-
Net Cash Provided By (Used In) Investing Activities	(351,241)	(1,401,938)

Cash Flows From Financing Activities:
Proceeds from notes payable	1,630,000	335,000
Repayments on notes payable	(688,750)	(100,000)
Sale of common stock for cash	35,000	1,512,735
Purchase of treasury stock	(25,000)	-
Net Cash Provided By (Used In) Financing Activities	951,250	1,747,735

Net change in cash	533,958	(510,702)

Cash at beginning of year	75,103	585,805

Cash at end of year	$609,061	$75,103

Supplemental disclosures of cash flow information:
Cash paid for interest	$65,217	$3,918
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Conversion of notes payable and accrued interest to common stock	$36,000	$1,174,165
Issuance of common stock for a subscription receivable	$-	$15,400
Purchase of property for common stock	$18,000	$450,000
Original issue discount on notes payable	$904,000	$288,750
Derivative liability recorded to debt discount at issuance of notes payable	$-	$17,783
Reclass convertible note to demand note	$36,000	$180,000

See accompanying notes to the consolidated financial statements.

Stratex Oil & Gas Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2013

Note 1 Nature of Operations and Basis of Presentation:

Nature of Operations

Stratex Oil & Gas Holdings, Inc. (the “Company”) (“Pubco”) was incorporated on August 15, 2003 as Poway Muffler and Brake Inc. in California to enter the muffler and brake business.  On December 15, 2008, a merger was effected with Ross Investments Inc., a Colorado shell corporation.    Ross Investments was the acquirer and the surviving corporation.  Ross Investments Inc. then changed its name to Poway Muffler and Brake, Inc. On May 25, 2012, we filed an Amendment to our Certificate of Incorporation by which we changed our name from Poway Muffler and Brake, Inc., a Colorado corporation, to Stratex Oil & Gas Holdings, Inc., with the Secretary of the State of Colorado.

On July 6, 2012, Stratex Acquisition Corp., a wholly-owned subsidiary of Stratex Oil & Gas Holdings, Inc. merged with and into Stratex Oil & Gas, Inc., a Delaware corporation (“Stratex”) (“SOG”). Stratex was the surviving corporation of that Merger. As a result of the merger, we acquired the business of Stratex, and continue the business operations of Stratex as a wholly-owned subsidiary.

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

Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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

Stratex Oil & Gas Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2013

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents at December 31, 2013 and 2012.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist primarily of oil and gas receivables, net of a valuation allowance for doubtful accounts.  As of December 31, 2013 and 2012, the allowance for doubtful accounts was $0.

Stratex Oil & Gas Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2013

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method.

	December 31, 2013	December 31, 2012

Finished goods	$-	$24,067
Reserve	-	-
	$-	$24,067

Oil and Gas Properties, Successful Efforts Method

The Company uses the successful efforts method of accounting for oil and gas producing activities. Under the successful efforts method, costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed as incurred.  The Company evaluates its proved oil and gas properties for impairment on a field-by-field basis whenever events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. The Company follows FASB ASC 360 - Property, Plant, and Equipment, for these evaluations. Unamortized capital costs are reduced to fair value if the undiscounted future net cash flows from our interest in the property’s estimated proved reserves are less than the asset’s net book value.  During the year ended December 31, 2013 and 2012, the Company recorded impairments on oil and gas assets of $753,865 and $1,059,297, respectively.  In addition, during the year ended December 31, 2012, the Company recorded a loss on abandonment of oil and gas assets of $455,815.

Support Facilities and Equipment

Our support facilities and equipment are generally located in proximity to certain of our principal fields. Depreciation of these support facilities is provided on the straight-line method based on estimated useful lives of 7 to 10 years.

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

Stratex Oil & Gas Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2013

Asset Retirement Obligations

The Company follows the provisions of the FASB ASC 410 - Asset Retirement and Environmental Obligations. The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  As of December 31, 2013 and 2012, the Company’s obligations were $34,000 and $0, respectively.  The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. The Company’s asset retirement obligations relate to the abandonment of oil and gas producing facilities. The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate. Accretion of asset retirement costs were immaterial for the years ended December 31, 2013 and 2012.

Debt Issue Costs and Debt Discount

The Company may pay debt issue costs, and record debt discounts in connection with raising funds through the issuance of convertible debt. These costs are amortized over the life of the debt to interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Original Issue Discount

For certain debt issued in 2013 and 2012, the Company provided the debt holder with an original issue discount.  The original issue discount was equal to simple interest at 10% -20% of the proceeds raised.  The original issue discount was recorded to debt discount reducing the face amount of the note and is being amortized to interest expense over the maturity period of the debt. For certain debt the original issue discount exceeded face value bringing the carrying value to $0 and the remainder charged to interest expense.

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

Stratex Oil & Gas Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2013

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

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss), adjusted for changes in income or loss that resulted from the assumed conversion of convertible shares, by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The Company had the following potential common stock equivalents at December 31, 2013:

Convertible debt – face amount of $216,000, conversion price of $0.70	308,571
Common stock options, exercise price of $0.08 - $0.50	8,975,000
Common stock warrants, exercise price of $0.15 - $0.85	9,306,250
Common stock to be issued	2,770,000
Total common stock equivalents	21,359,821

 The Company had the following potential common stock equivalents at December 31, 2012:

Convertible debt – face amount of $252,000, conversion price of $0.70	360,000
Common stock options, exercise price of $0.50	3,000,000
Common stock warrants, exercise price of $0.70	2,075,000
Total common stock equivalents	5,435,000

Since the Company reflected a net loss in 2013 and 2012, the effect of considering any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk inherent in the inputs to the valuation technique. The authoritative guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

Stratex Oil & Gas Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2013

The three levels of the fair value hierarchy are as follows:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

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

The Company’s Level 3 financial liabilities consist of the derivative warrants issued with the 2011 notes payables for which there is no current market for this security such that the determination of fair value requires significant judgment or estimation. The Company valued the reset adjustments in the warrant on subsequent potential equity offerings using an option pricing model, for which management understands the methodologies. These models incorporate transaction details such as the Company’s stock price, contractual terms, maturity, risk-free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

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

Stratex Oil & Gas Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2013

Financial instruments measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

December 31, 2013	Fair Value Measurement Using

	Level 1	Level 2	Level 3	Total

Derivative warrant liabilities	$-	$-	$76,675	$76,675
December 31, 2012	Fair Value Measurement Using

	Level 1	Level 2	Level 3	Total
Derivative warrant liabilities	$-	$-	$593,555	$593,555

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period January 1, 2012 to December 31, 2013:

	Fair Value Measurement Using Level 3 Inputs
	Derivative Liabilities	Total

Balance, January 1, 2012	$316,924	$316,924

Purchases, issuances and settlements	17,783	17,783

Total gains or losses (realized/unrealized) included in net loss	258,848	258,248

Transfers in and/or out of Level 3	-	-

Balance, December 31, 2012	$593,555	$593,555

Purchases, issuances and settlements	-	-

Total gains or losses (realized/unrealized) included in net loss included in net loss	(516,880)	(516,880)

Transfers in and/or out of Level 3	-	-

Balance, December 31, 2013	$76,675	$76,675

Fair Value of Financial Assets and Liabilities Measured on a Non-Recurring Basis

For periods in which impairment charges have been incurred, the Company is required to write down the value of the impaired asset to its fair value. See Note 4 for a further discussion of the impairment charges recorded during the years ended December 31, 2013 and 2012.

Stratex Oil & Gas Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2013

The following table discloses the fair value of the Company’s assets measured at fair value on a non-recurring basis for the year ended December 31, 2013 and 2012:

December 31, 2013	Fair Value Measurement Using
				Total
	Level 1	Level 2	Level 3	Losses

Oil and gas property impaired to fair value	$-	$-	$183,629	$753,865
December 31, 2012	Fair Value Measurement Using
				Total
	Level 1	Level 2	Level 3	Losses
Oil and gas property impaired to fair value	$-	$-	$295,427	$1,059,297

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, an amendment to FASB ASC Topic 220. The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU is effective prospectively for the Company fiscal years, and interim periods within those years beginning after December 15, 2012. The Company will comply with the disclosure requirements of this ASU beginning with the quarter ending March 31, 2013. The Company does not expect the impact of adopting this ASU to be material to the Company’s financial position, results of operations or cash flows.

In January 2013, the FASB issued ASU 2013-01 which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11.  The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to the financial statement users.  In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under International Financial Reporting Standards (IFRS).  ASU 2013-01 is effective for all entities (public and private) for the fiscal years beginning on or after January 1, 2013, and interim periods within.  Retrospective application is required for any period presented that begins before the entity’s initial application of the new requirements.  The Company’s adoption of this ASU had no material impact on its consolidated financial statements.

In July 2012, the FASB issued the ASU 2012-02, Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment, that allows entities to have the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASC 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company’s adoption of these provisions had no significant effect on its financial statements.

Stratex Oil & Gas Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2013

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

Note 3 Going Concern:

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $5,244,915 and net cash used in operations of $66,051 for the year ended December 31, 2013 and has a working capital deficit of $1,291,209 at December 31, 2013.

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

Note 4 Oil and Gas Assets:

The following table summarizes the Company’s oil and gas assets:

Balance – January 1, 2012	$2,661,264
Additions	1,851,938
Depletion	(470,841)
Impairment	(1,059,297)
Abandonments	(455,815)

Balance – December 31, 2012	2,527,249
Additions	1,141,503
Depletion	(98,335)
Impairment	(753,865)
Abandonments	-
Dispositions	(540,000)

Balance – December 31, 2013	$2,276,552

Stratex Oil & Gas Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2013

The Company owns support facilities and equipment which serve its oil and gas production activities. The following table details these properties and equipment, together with their estimated useful lives:

Balance – January 1, 2012	$127,965
Additions	-
Depreciation	(13,470)
Impairment	-

Balance – December 31, 2012	114,495
Additions	40,424
Depreciation	(16,838)
Impairment	-
Balance – December 31, 2013	$138,081

In July 2013, we entered into an Assignment and Conveyance Agreement (the “Agreement”) with Oasis Petroleum North America, LLC. (“Oasis”). Pursuant to the Agreement, we sold certain oil & gas property located in Roosevelt, Montana to Oasis for consideration of $215,000 cash. We recognized a gain on the sale of $215,000 in the year ended December 31, 2013.

On July 1, 2013, we entered into a Purchase & Sale Agreement (the “Agreement”) with Nebraska Alliance Resources, LLC. (“Nebraska”). Pursuant to the Agreement, we sold certain oil & gas property located in Sioux County, Colorado to Nebraska for consideration of $600,000 cash. We recognized a gain on the sale of $60,000 in the year ended December 31, 2013.

During the years ended December 31, 2013 and 2012, the Company recorded $115,173 and $484,311, respectively to depletion expense.

During the year ended December 31, 2012, an abandonment charge to income in the amount of $455,815 was recognized related to the Company’s Golden Valley Land Lease.

Note 5 Furniture and Equipment:

The following table summarizes furniture and equipment:

Balance – January 1, 2012	$1,536
Additions	-
Depreciation	(542)
Impairment	-

Balance – December 31, 2012	994
Additions	2,314
Depreciation	(928)
Impairment	-
Balance – December 31, 2013	$2,380

During years ended December 31, 2013 and 2012, the Company recorded $928 and $542, respectively to depreciation expense.

Stratex Oil & Gas Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2013

Note 6 Notes Payable:

(A)	Notes Payable – Convertible

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

The following is a summary of notes payable - convertible:

Balance – January 1, 2012	$1,111,440
Issuance of convertible notes payable	72,000
Original issue discount	(12,000)
Discount recorded on derivative liability at issuance	(17,783)
Repayments	(100,000)
Converted to common stock	(1,148,000)
Note matured – reclassified to due on demand	(180,000)
Accretion of debt discount	344,473

Balance – December 31, 2012	70,130
Issuance of convertible notes payable	-
Original issue discount	-
Discount recorded on derivative liability at issuance	-
Repayments	-
Converted to common stock	(36,000)
Note matured – reclassified to due on demand	(36,000)
Accretion of debt discount	1,870
Balance – December 31, 2013	$-

(B)	Notes Payable Due on Demand

As of December 31, 2013, three (3) convertible notes for an aggregate principal amount of $216,000 matured.  These notes were reclassified and are recorded as due on demand.

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

Stratex Oil & Gas Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2013

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

Extinguishment Accounting

The Company compared the fair value of the note on the date of modification to the as-modified note.  Because the fair value of the as-modified note was 10% greater than the fair value of the existing note, the Company applied extinguishment accounting, resulting in a loss on extinguishment of debt of $411,030, for the year ended December 31, 2013. The Company recorded the loss as interest expense in the Statement of Operations.

Balance – January 1, 2013	$78,604
Accretion of debt discount	210,146
Note matured – satisfied with issuance of new note	(288,750)
Issuance of new promissory note	288,750
Payoff of note	(288,750)
Balance December 31, 2013	$-

(D)	Promissory Note

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

Balance – January 1, 2013	$-
Issuance of promissory note	400,000
Original issue discount	(400,000)
Accretion of debt discount	400,000
Payoff of note	(400,000)
Balance –December 31, 2013	$-

(E)	Promissory Note

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

Balance – January 1, 2013	$-
Issuance of promissory note	80,000
Original issue discount	(80,000)
Accretion of debt discount	24,691
Balance –December 31, 2013	$24,691

Stratex Oil & Gas Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2013

(F)	Promissory Note

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

Balance – January 1, 2013	$-
Issuance of promissory note	25,000
Original issue discount	(25,000)
Accretion of debt discount	7,716
Balance –December 31, 2013	$7,716

(G)	Promissory Note

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

Balance – January 1, 2013	$-
Issuance of promissory note	100,000
Original issue discount	(100,000)
Accretion of debt discount	16,697
Balance –September 30, 2013	$16,697

(H)	Promissory Note

On October 1, 2013, the Company issued a promissory note with principal of $500,000 for proceeds of $500,000.  The note bears interest at 12% per annum and will be due in interest only payments for the first 36 months.  The note matures on September 30, 2016.  In addition, the Company issued the purchaser, 1,000,000 shares of the common stock of the Company. The issuance of the shares was recorded as a debt discount equal to the market value of shares issued ($140,000) at issuance date.

Balance – January 1, 2013	$-
Issuance of promissory note	500,000
Original issue discount	(140,000)
Accretion of debt discount	11,763
Balance –December 31, 2013	$371,763

Stratex Oil & Gas Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2013

(I)	Promissory Note

On December 5, 2013, the Company issued a promissory note with principal of $500,000 for proceeds of $500,000.  The note bears interest at 12% per annum and will be due in interest only payments for the first 36 months.  The note matures on December 4, 2016.  In addition, the Company issued the purchaser, 1,000,000 shares of the common stock of the Company. The issuance of the shares was recorded as a debt discount equal to the market value of shares issued ($150,000) at issuance date.

Balance – January 1, 2013	$-
Issuance of promissory note	500,000
Original issue discount	(150,000)
Accretion of debt discount	3,562
Balance –December 31, 2013	$353,562

(J)	Promissory Note

On December 12, 2013, the Company issued a promissory note with principal of $25,000 for proceeds of $25,000.  The note bears interest at 12% per annum and will be due in interest only payments for the first 36 months.  The note matures on December 11, 2016.  In addition, the Company issued the purchaser, 50,000 shares of the common stock of the Company. The issuance of the shares was recorded as a debt discount up to the face amount of the note.

Balance – January 1, 2013	$-
Issuance of promissory note	25,000
Original issue discount	(9,000)
Accretion of debt discount	99
Balance –December 31, 2013	$16,099

(K)	Debt Issuance Costs

Debt issuance costs, net are as follows:

Balance - January 1, 2012	$24,458
Debt issue costs paid in 2012	-
Amortization of debt issue costs	(24,458)
Balance – December 31, 2012	$-
Balance – December 31, 2013	$-

Note 7 Stockholders’ Equity (Deficit):

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

Stratex Oil & Gas Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2013

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

(A)	Preferred Stock

During the year ended December 31, 2013, the Company issued 10 shares of preferred stock held in Treasury.

Transaction Type	Quantity of Shares	Valuation	Range of Value per Share
Services rendered – officers	10	$830	$83.00
Total	10	$830	$83.00

During the year ended December 31, 2012, the Company issued the following preferred stock:

Transaction Type	Quantity of Shares	Valuation	Range of Value per Share
Services rendered – officers	100	$8,292	$82.92
Total	100	$8,292	$82.92

(B)	Common Stock

During the year ended December 31, 2013, the Company issued the following common stock:

Transaction Type	Quantity of Shares	Valuation	Range of Value per Share
Common stock issued for cash	70,000	$35,000	$0.50
Common stock issued for services	140,000	35,000	0.25
Conversion of debt and interest	51,249	36,000	0.70
Common stock issued with promissory notes	2,000,000	290,000	0.14-0.15
Common stock issued to acquire oil and gas assets	150,000	18,000	0.12
Total	2,411,249	$414,000	$0.12-0.70

During the year ended December 31, 2012, the Company issued the following common stock:

Transaction Type	Quantity of Shares	Valuation	Range of Value per Share
Common stock issued for cash	6,182,500	$1,497,335	$0.014-0.70
Common stock issued for services	2,570,000	1,285,000	0.50
Conversion of debt and interest	1,692,334	1,174,165	0.50-0.70
Common stock issued with promissory notes	1,000,000	500,000	0.50
Issued in reverse acquisition	6,110,000	-	-
Common stock issued to acquire oil and gas assets	250,000	450,000	1.80
Total	17,804,834	$4,906,500	$0.014-1.80

Stratex Oil & Gas Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2013

(C)	Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 1, 2012	645,000	$0.70
Exercisable – January 1, 2012	645,000	$0.70
Granted	1,430,000	$0.31
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2012	2,075,000	$0.43
Exercisable – December 31, 2012	2,075,000	$0.43
Granted	7,321,250	$0.26
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2013	9,306,250	$0.30
Exercisable – December 31, 2013	9,306,250	$0.30

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.15 - $0.85	9,306,250	4.87 years	$0.30	9,306,250	$0.30

At December 31, 2013 and 2012, the total intrinsic value of warrants outstanding and exercisable was $61,000 and $168,750, respectively.

During 2013 the Company re-priced warrants to purchase an aggregate of 1,400,000 common shares in the capital of the Company from an exercise price of $1.65 to an exercise price of $0.30. All other warrant terms remain the same including the expiry date of October 31, 2017

The Company recorded compensation expense related to the re-priced warrants of $27,427 during 2013 calculated as the fair value of the re-priced warrants minus the current fair value of the surrendered warrants.

(D)	Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – January 1, 2012	-	$-
Exercisable – January 1, 2012	-	$-
Granted	3,000,000	$0.50
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2012	3,000,000	$0.50
Exercisable – December 31, 2012	750,000	$0.50
Granted	11,100,000	$0.13
Exercised	-	$-
Forfeited/Cancelled	(1,500,000)	$0.50
Outstanding – December 31, 2013	12,600,000	$0.17
Exercisable – December 31, 2013	8,975,000	$0.16

Stratex Oil & Gas Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2013

Options Outstanding				Options Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.08-$0.50	12,600,000	5.93 years	$0.17	8,975,000	$0.16

At December 31, 2013, the total intrinsic value of options outstanding and exercisable was $363,000 and $333,000, respectively.

At December 31, 2012, the total intrinsic value of options outstanding and exercisable was $675,617.

(E)	Treasury Stock

During the year ended December 31, 2013, the Company repurchased 50 shares of preferred stock at cost of $25,000 and issued 10 shares of preferred stock from treasury for compensation.

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

Stratex Oil & Gas Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2013

Employment Contracts

On April 1, 2012, the Company entered into an Executive Employment Agreement with the Chief Executive Officer (“CEO”).  The terms of the Agreement are as follows:

●	Term - 5 years,

●	Compensation - $250,000 salary per annum, bonus eligibility, (annual raises equal to 10%),

●	Option Grant - 1,500,000 options to acquire restricted stock, (adjusted for post 2:1 stock split),

●	Preferred Share Grant - 50 shares of Preferred Stock which entitle the CEO to 50 million votes on all matters submitted to a vote of the shareholders of the Company.

Amendment to employment contract

The CEO’s employment agreement with SOG was originally for a period of 5 years, after which the agreement is renewable for 1 year periods, unless SOG or the CEO gives 6 months notice of the intention to terminate the agreement. On November 22, 2013, the CEO and SOG executed an amendment extending The CEO’s employment for an additional period of two years. The CEO receives a salary of $250,000 per year with annual increases of 10% per year. The CEO will also receive an annual cash bonus in an amount to be determined by the Board of Directors.

The CEO was granted options to acquire 3,000,000 common shares under his initial employment agreement (1,500,000 effective due to reverse stock split July 5, 2013) of restricted stock of the Company, which shall be subject to, and vest over a period of three (3) years. The CEO was granted additional options to acquire 3,600,000 common shares of restricted stock which vested immediately when the amendment to his employment agreement was executed. Additionally, The CEO was issued 50 shares of Stratex Preferred Stock under his initial employment agreement and an additional 10 shares of Preferred Stock when the amendment to his employment agreement was executed. The shares of Preferred Stock have no liquidation or dividend preference and each share of Preferred Stock entitles the CEO to one million votes (10,000,000 in total) on all matters submitted to a vote of the shareholders of the Company (60,000,000 votes in total). The CEO has the ability to control all aspects of the Company as a result of his ownership of the 60 shares of Preferred Stock.

The Company agrees to promptly reimburse the CEO for all reasonable and necessary business expenses, including without limitation, telephone and facsimile charges incurred by him on behalf of the Company. In addition the Company agrees to provide the CEO with a monthly automobile allowance of $750.

On April 1, 2012, the Company entered into an Executive Employment Agreement with the Chief Operating Officer which was subsequently terminated on August 30, 2013.  The terms of the Agreement were as follows:

●	Term - 5 years,
●	Compensation - $250,000 salary per annum, bonus eligibility, (annual raises equal to 10%),
●	Option Grant - 1,500,000 options to acquire restricted stock, (adjusted for post 2:1 stock split),
●	Preferred Share Grant - 50 shares of Preferred Stock which entitle the COO to 50 million votes on all matters submitted to a vote of the shareholders of the Company.

Stratex Oil & Gas Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2013

Due to former officer

On August 30, 2013 Timothy Kelly resigned as (i) President, Chief Operating Officer and Secretary of the Company; (ii) President, Chief Operating Officer and Secretary of SOG, the Company’s wholly owned subsidiary; and (iii) Director of both the Company and SOG for personal reasons and to pursue other opportunities.

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

Consulting Agreement

On October 15, 2013, the Company entered into a Consulting Agreement (the “Agreement”) with Alan Gaines to provide general business consulting services and business development.  The terms of the Agreement are as follows:

●	Term - 1 year, the Agreement shall renew and continue in effect for successive one-year periods unless terminated,
●	Compensation - $15,000 per month,
●	Option Grant - 8% of the Company’s fully diluted shares, $0.15 exercise price, 5 year term, cashless exercise provision,
●	Preferred Share Grant - 5 shares of Preferred Stock

Amendment to consulting agreement

In December 2013 due to the present uncertainty surrounding the number of shares that Mr. Gaines may ultimately acquire should he elect to exercise his stock option, both the Company and Mr. Gaines have agreed to cancel the prior stock option and to issue a new stock option to Mr. Gaines, exercisable for up to 7,500,000 shares at $0.15 per share with 5 year term. The new option is immediately exercisable with respect to 4,500,000 shares and will vest with respect to the remaining 3,000,000 shares on either (a) the date on which Mr. Gaines shall become a director of the Company or (b) December 31, 2014, in the event the Company has not procured D&O liability insurance in excess of $5 million by such date. Mr. Gaines has also relinquished any and all interest in and to the five (5) shares of Preferred Stock that were granted to him and such shares of Preferred Stock have been rescinded.

Litigation

On October 17, 2013, the Company filed a complaint in the Westchester County Supreme Court of the State of New York (the “Court”) against Timothy Kelly (“Kelly”) seeking damages for Kelly’s breach of fiduciary duty and usurpation of corporate opportunities. Kelly is the former President, Chief Operating Officer, Secretary and Director of the Company. He resigned from each of these positions on or about August 30, 2013. The complaint alleges that Kelly, prior to his resignation, engaged in a pattern of self-dealing and exposed the Company to adverse criticism and hostility from its shareholders by: (i) purchasing, on his behalf, at least one oil well and land that would have been profitable to the Company; (ii) claiming to sell shares of the Company’s stock that he either obtained from other shareholders or that did not exist and (iii) misrepresenting the nature of the stock for his personal profit. The Company is seeking $4,000,000 in compensatory damages, as well as costs, interest and such other relief as the Court may deem just and proper.

On January 21, 2014, Tim Kelly filed a counterclaim for breach of contract against the Company and SOG.  See Note 11 Subsequent Events for further discussion of the counterclaim.

Stratex Oil & Gas Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2013

Joint Development Agreement

On December 10, 2013, the Company entered into a Joint Development Agreement dated as of December 3, 2013 (the “Joint Agreement”) with Eagleford Energy, Inc., an Ontario, Canada corporation (“Eagleford”) and its wholly-owned subsidiary, Eagleford Energy, Zavala Inc., a Nevada corporation (“Eagleford Zavala”).  On January 24, 2014, the Company, Eagleford and Eagleford Zavala entered into an amendment to the Joint Agreement (the “First Amendment”), pursuant to which Eagleford Zavala, in exchange for certain commitments made by us therein, accelerated the grant to us of certain undivided interests in its oil and gas lease dated September 1, 2013 covering approximately 2,629 acres in Zavala County, Texas (the “Lease”).

Under the terms of the Zavala County Lease, the lessee (Eagleford Zavala) is required to either frac the Matthews #1H or spud a new well prior to the expiration of the Primary Term which was January 31, 2014.  Eagleford Zavala has the right to extend the Primary Term for up to two additional months by paying the lessors a fee of $30,000 for each one month extension. On January 23, 2014 the Company did exercise its right to extend the lease for 30 days, and has commenced the frac of Matthews #1H in February 2014.  Eagleford Zavala has timely satisfied the foregoing requirement and the Zavala County Lease will remain in full force and effect. Beginning in the second lease year, Eagleford Zavala will be required to meet an annual minimum royalty of $850,000 per year and to drill at least two new wells per year.  Failure to meet these requirements will result in a termination of the Zavala County Lease, except for such acreage retained by production.

Note 9 Income Taxes:

At December 31, 2013, the Company has a net operating loss carry-forward of approximately $3,300,000 available to offset future taxable income expiring through 2033. Utilization of these net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code.

The valuation allowance at December 31, 2013 was $1,264,000. The net change in valuation allowance during the year ended December 31, 2013 was a decrease of $733,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, Management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2013 and 2012.

Significant deferred tax assets at December 31, 2013 and 2012 are as follows:

	2013	2012
Gross deferred tax assets:
Net operating loss carryforward	$1,264,000	$1,997,000
Total deferred tax assets	1,264,000	1,997,000
Less: valuation allowance	(1,264,000)	(1,997,000)
Deferred tax asset – net	$-	$-

Stratex Oil & Gas Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2013

There was no income tax expense for the years ended December 31, 2013 and 2012 due to the Company’s utilization of net operating losses in 2013 and a net loss in 2012. The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2013 and 2012, (computed by applying the Federal Corporate tax rate of 34% to income (loss) before tax and 6.75% for State Corporate taxes for the years ended December 31, 2013 and 2012, the blended rate used was 38% for the years ended December 31, 2013 and 2012, as follows:

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense benefit as follows:

	December 31, 2013	December 31, 2012
	%	%
U.S. federal statutory rate	(31)	(31)
State income tax, net of federal benefit	(7)	(7)
Non-deductible stock compensation	22	-
Change in fair value of derivative expense	4	-
Amortization of debt discount and issuance costs	9	-
Impairment loss	6	-
Deferred tax true-up	(12)	-
Utilization of NOL	(2)	-
Other permanent differences	(1)	-
Change in valuation allowance	12	38
Income tax provision (benefit)	-	-

The Company evaluated the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a comprehensive model for how a company should recognize, present, and disclose uncertain positions that the Company has taken or expects to take in its tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740. The 2010 through 2013 tax years remain subject to examination.

If applicable, interest costs related to the unrecognized tax benefits are required to be calculated and would be classified as “Other expenses – Interest” in the statement of operations. Penalties would be recognized as a component of “General and administrative.”

No interest or penalties on unpaid tax were recorded during the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

Note 10 Supplemental Information on Oil and Gas Operations (Unaudited)

This supplementary oil and natural gas information is provided in accordance with the United States Financial Accounting Standards Board (“FASB”) Topic 932 - “Extractive Activities - Oil and Gas”.

The Company retains qualified independent reserves evaluators to evaluate the Company’s proved oil reserves. The Company does not have any natural gas reserves.  For the year ended December 31, 2013 the report by LaRoche Petroleum Consultants (“LaRoche”) covered 100% of the Company’s proved oil reserves.

Stratex Oil & Gas Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2013

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

The following table summarizes the Company’s proved developed and undeveloped reserves (all oil) within the United States, net of royalties, as of December 31, 2013:

Oil (MBbls)	2013	2012
Proved reserves as at January 1	26,583	12,800
Extensions and discoveries	1,291	25,434
Dispositions	0	-
Production	(9,453)	(11,651)
Revisions of prior estimates	2,531	-
Total Proved reserves as at December 31	20,952	26,583

Oil (MBbls)	2013	2012
Proved developed producing	20,952	26,583
Non-producing	-	-
Proved undeveloped	2,417	1,088
Total Proved reserves as at December 31	23,369	27,671

Capitalized Costs Related to Oil and Gas Assets	2013	2012

Proved properties	3,225,769	2,454,855
Unproved properties	1,520,870	2,162,315
Total	4,746,639	4,617,169
Less: amount impaired	(2,268,977)	(1,515,112)
Capitalized cost, net of impairment	2,477,662	3,102,057
Less: accumulated depletion	(707,143)	(574,809)
	1,770,519	2,527,248

Costs incurred in Oil and Gas Activities:	2013	2012

Development	734,642	374,967
Exploration	-	-
Total	734,642	374,967

Stratex Oil & Gas Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2013

Standardized Measure of Discounted Future Net Cash Flows From Proved Oil Reserves and Changes Therein:

The following standardized measure of discounted future net cash flows from proved oil reserves has been computed using the average first-day-of-the-month price during the previous 12-month period, costs as at the balance sheet date and year-end statutory income tax rates. A discount factor of 10% has been applied in determining the standardized measure of discounted future net cash flows. The Company does not believe that the standardized measure of discounted future net cash flows will be representative of actual future net cash flows and should not be considered to represent the fair value of the oil properties. Actual net cash flows will differ from the presented estimated future net cash flows due to several factors including:

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

Future net revenues, development, production and restoration costs have been based upon the estimates referred to above. The following tables summarize the Company’s future net cash flows relating to proved oil reserves based on the standardized measure as prescribed in FASB Topic 932 - “Extractive Activities - Oil and Gas”:

	2013	2012

Future cash inflows	1,865,657	2,385,359
Future operating costs	(849,221)	(922,697)
Future development costs	-	-
Future asset retirement costs	(39,138)	(38,217)
Future income taxes	-	-
Future net cash flows	977,298	1,424,445
10% discount factor	(216,870)	(342,462)
Standardized measure	760,428	1,081,983

Reconciliation of future cash flows relating to proved reserves:
	2013	2012

Undiscounted value as at January 1	1,424,445	410,990
Extensions and discoveries	198,960	1,134,342
Dispositions	-	-
Production	(847,257)	(959,388)
Revisions of prior volume estimates	201,150	1,175,741
Revisions of pricing	-	(337,240)
Undiscounted value as at December 31	977,298	1,424,445
10% discount factor	(216,870)	(342,462)
Standardized measure	760,428	1,081,983

Stratex Oil & Gas Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2013

Note 11 Subsequent Events:

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. The management of the Company determined that there were certain reportable subsequent events to be disclosed as follow.

Agreements with Placement Agents and Finders

The Company entered into a Financial Advisory and Investment Banking Agreement with Radnor Research & Trading Company, LLC (“Radnor”) effective January 24, 2014 (the “Radnor Advisory Agreement”). Pursuant to the Radnor Advisory Agreement, Radnor will act as the Company’s exclusive financial advisor and placement agent to assist the Company in connection with a best efforts private placement (the “Financing”) of up to $10 million of the Company’s equity and/or debt securities and/or convertible instruments (the “Securities”).

The Company upon closing of the Financing shall pay consideration to Radnor, in cash, a fee in an amount equal to 10% of the aggregate gross proceeds raised in the Financing. The Company shall grant and deliver to Radnor at the closing of the Financing, for nominal consideration, five year warrants (the “Warrants”) to purchase such number of shares of Common Stock as is equal to 10% of the Offering proceeds.  The Warrants shall be exercisable at any time during the five year period commencing on the closing to which they relate at an exercise price of $0.30. If the Financing is consummated by means of more than one closing, Radnor shall be entitled to the fees provided herein with respect to each such closing.

Unregistered Sales of Equity Securities

From February 11, 2014 through March 13, 2014, Stratex Oil & Gas Holdings, Inc. (“we” or the “Company”) sold an aggregate of $6,842,650 in principal amount of our 12% Series A Senior Secured Convertible Promissory Notes (the “Notes”) to investors in a private offering. The Notes bear interest at the rate of 12% per annum payable quarterly in arrears, and all outstanding principal under the Notes is due and payable on February 11, 2016. The Notes are secured by a first lien on substantially all of the Company’s assets. Holders of the Notes have the option to convert outstanding principal and interest under the Notes into shares of the Company’s common stock at a conversion price of $0.30 per share. The Company may, at any time after the six month anniversary date of the issuance of the Notes, elect to redeem all or a portion of the Notes, provided, however, that if the Company elects to redeem the Notes prior to the one year anniversary date from the date of issuance, the Company will be required to deliver an amount of interest equal to what the holder of the Note would have received if such holder held the Note for a period of one year. In connection with the sale of the Notes, the Company also issued to the participants in the private offering, warrants (the “Warrants”) exercisable to purchase up to an aggregate of 4,561,728 shares of our common stock at an exercise price of $0.30 per share. The Warrants are immediately exercisable and expire five years following the date of their issuance.

In connection with the private offering of the Notes and Warrants, the Company received gross proceeds of $6,842,650. We paid our placement agent a fee of $382,765 and issued them a Warrant exercisable for up to 1,275,900 shares of our common stock at an exercise price of $0.30. The issuance of the Notes and the Warrants were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

Litigation

On January 21, 2014, Tim Kelly filed a counterclaim for breach of contract against Stratex Oil & Gas Holdings, Inc. and Stratex Oil & Gas, Inc. in the matter titled Stratex Oil & Gas Holdings, Inc. v. Kelly, No. 67528/2013 (N.Y. Sup., Westchester Cty.)  Kelly alleges that Stratex breached the certain Termination Agreement, dated August 30, 2013 between Kelly and Stratex.  Specifically, Kelly alleges that the Termination Agreement requires Stratex to deliver a certain number of shares of Stratex restricted common stock and pay him a total of approximately $300,000 over a period of thirty months.  Kelly claims that Stratex has failed to deliver the shares of Stratex stock and to pay him the monthly payments.  Kelly further claims that Stratex breached the non-disparaging provision of the Termination Agreement by making derogatory statements about him to the public and/or third-persons.  Kelly is seeking a minimum of $500,000 in damages, plus interest and 2,500,000 shares of Stratex restricted common stock.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Our Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive and chief financial officer, to allow timely decisions regarding required disclosure. As of the end of the period covered by this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.

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

With the participation of our chief executive and chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon our assessment we believe that as of December 31, 2013 the Company’s internal control over financial reporting was not effective due to the existence of material weakness identified by management and disclosed below.

Lack of Appropriate Independent Oversight. There are no independent members of the Board of Directors who could provide an appropriate level of oversight, including challenging management’s accounting for and reporting of transactions.

Although the Company has identified a lack of appropriate independent oversight as a material weakness, an independent board of directors is not required by the OTC Markets (the electronic quotation system that trades the Company’s securities) and the Company does not intend to remediate this material weakness at this time.

The Company has engaged a consultant to assist the Company with certain, non-routine and unusual accounting issues and transactions when they are encountered.

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

Changes in Internal Controls over Financial Reporting

 During the fiscal year ended December 31, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.    Other Information

On October 1, 2013, the Company issued a promissory note in the principal amount of $500,000 for proceeds of $500,000. The note bears interest at 12% per annum and will be due in interest only payments for the first 36 months. The note matures on September 30, 2016. In addition, the Company issued the note holder 1,000,000 shares of common stock. The issuance of the shares was recorded as a debt discount up to the face amount of the note. The amount in excess of the face amount of the note was recorded to interest expense on the date of issuance.

On December 2, 2013, the Company issued a promissory note in the principal amount of $500,000 for proceeds of $500,000. The note bears interest at 12% per annum and will be due in interest only payments for the first 36 months. The note matures on December 1, 2016. In addition, the Company issued the note holder 1,000,000 shares of common stock. The issuance of the shares was recorded as a debt discount up to the face amount of the note. The amount in excess of the face amount of the note was recorded to interest expense on the date of issuance.

On December 12, 2013, the Company issued a promissory note in the principal amount of $25,000 for proceeds of $25,000. The note bears interest at 12% per annum and will be due in interest only payments for the first 36 months. The note matures on December 12, 2016. In addition, the Company issued the note holder 50,000 shares of common stock. The issuance of the shares was recorded as a debt discount up to the face amount of the note. The amount in excess of the face amount of the note was recorded to interest expense on the date of issuance.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance.

The following person(s) are our executive officers, non-executive officers and directors and hold the positions set forth opposite their name.

Name	Age	Position(s)
Stephen Funk	51	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Secretary

Stephen Funk, Chief Executive Officer and Chairman of the Board

Stephen Funk has served as our Chief Executive Officer since January 2011 and became our Chief Financial Officer and Secretary on August 30, 2013. Mr, Funk devotes 100% of his professional time to our business. From March 2008 to December 2010, through Alta Investments, LLC, Mr. Funk was a managing member of Cherokee Enterprises LLC, a construction dewatering company to the heavy construction industry whose main services involved drilling water wells and pumping water to lower water tables near major construction projects. From 1999 to March 2008, Mr. Funk operated Alta Investments, LLC.

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

Family Relationships

None

Involvement in Certain Legal Proceedings

Except for the disclosure in Mr. Funk’s biography, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has:

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

Consultants

Alan Gaines, Advisor to the Chairman

Alan D. Gaines has served as Advisor to the Chairman of Stratex Oil & Gas Holdings. Inc. since October of 2013. His responsibilities include capital formation, review of M&A opportunities, and general strategic planning. Mr. Gaines currently serves as Chairman of the Board of Directors of Richfield Oil & Gas Company, a publicly held company with exploration and production operations in the Central Kansas Uplift, the Utah/Wyoming Overthrust, and the Central Utah Overthust.

Mr. Gaines served as Chairman of the Board of Directors, and founder of Dune Energy, Inc. since its formation in May 2001 through April 2011. Mr. Gaines also served as CEO of Dune Energy from inception through May 2007. In May 2007, Mr. Gaines sourced, and Dune Energy completed, the acquisition of Goldking Energy Corporation, raising total proceeds of $540 million in conjunction with the acquisition. Concurrent with the closing of the Goldking transaction, Mr. Gaines hired new operating management, including a new CEO, to oversee day to day operations.  Mr. Gaines also currently serves as a director of Eagleford Energy, Inc.

Mr. Gaines has approximately 30 years of experience as an energy investment banker, and has participated in the raising of debt and equity totaling in excess of $100 billion during his career. An acknowledged expert within the oil and gas space, over the years Mr. Gaines has been quoted by numerous oil and gas industry periodicals, as well as a multitude of magazines and newspapers on a global basis, such as The Wall Street Journal, Barron's, The New York Times, Forbes, Fortune, Business Week, Financial Times of London, The Houston Chronicle, Platt's, etc.

In 1983, Mr. Gaines co-founded Gaines, Berland Inc., a full service investment bank/advisory and brokerage, specializing in global energy markets, with particular emphasis on small to mid-capitalization public and private companies, involved primarily in the exploration and production of oil and natural gas, as well as midstream (pipelines and transportation) and downstream (refining and marketing). Mr. Gaines sold his personal stake in the company in 1998.

Mr. Gaines holds a B.B.A. in Finance from Baruch College (CUNY), and an M.B.A. in Finance ("With Distinction"-Valedictorian) from The Zarb School, Hofstra University Graduate School of Management.

David Briones, Interim Financial Reporting Consultant

Mr. Briones performs outsourced CFO functions including, preparing annual and quarterly financial statements and accompanying notes in accordance with Generally Accepted Accounting Principles (GAAP) in coordination with our independent auditor and provides consultation in the accounting of complex financial transactions, such as the valuation, recognition, reporting and disclosure of all equity transactions, and complex financial instruments.

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

Mr. Briones has a Bachelor of Science in Accounting from Fairfield University, Fairfield, Connecticut.

William Kazmann, LaRoche Petroleum, Ltd.

The technical person primarily responsible for overseeing the preparation of reserves estimates herein is William M. Kazmann.  Mr. Kazmann is a Professional Engineer licensed in the State of Texas who has thirty seven years of engineering experience in the oil and gas industry.   Mr. Kazmann earned Bachelor of Science and Master of Science degrees in Petroleum Engineering from the University of Texas at Austin and has prepared reserves estimates for his employers and his own companies throughout his career. He has prepared and overseen preparation of reports for public filings for LPC for the past fifteen years.

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

Item 11.      Executive Compensation.

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal years ended December 31, 2013 and 2012.

Name and Principal Position	Year	Salary($)	Bonus	Stock Awards ($) (1)	Option Awards ($) (2)	All Other Compensation	Total($)
Steve Funk	2013	250,000	0	10	501,517	9,000	760,527
Chief Executive Officer	2012	208,333	0	4,416	171,124	3,300	387,173

(1)	Related to the issuance of preferred stock during 2012 and 2013.
(2)	Related to the vesting of options during 2012 and 2013.

Director Compensation

We have provided no compensation to our employee directors for their services provided as directors.

Employment Agreement

Mr. Funk’s employment agreement with SOG was originally for a period of 5 years, after which the agreement is renewable for 1 year periods, unless SOG or Mr. Funk gives 6 months’ notice of the intention to terminate the agreement. On November 22, 2013, Mr. Funk and SOG executed an amendment extending Mr. Funk’s employment for an additional period of two years. Mr. Funk receives a salary of $250,000 per year with annual increases of 10% per year. Mr. Funk will also receive an annual cash bonus in an amount to be determined by the Board of Directors.

Mr. Funk has been granted options to acquire 3,000,000 shares (1,500,000 effective due to reverse stock split July 5, 2013) of restricted stock of the Company, which shall be subject to, and vest over a period of three (3) years. Additionally, Mr. Funk was issued 50 shares of Stratex Preferred Stock under his initial employment agreement and an additional 10 shares of Preferred Stock when the amendment to his employment agreement was executed. The shares of Preferred Stock have no liquidation or dividend preference and each share of Preferred Stock entitles Mr. Funk to one million (10,000,000) votes on all matters submitted to a vote of the shareholders of the Company (60,000,000 votes in total). Mr. Funk has the ability to control all aspects of the Company as a result of his ownership of the 60 shares of Preferred Stock

The Company agrees to promptly reimburse Mr. Funk for all reasonable and necessary business expenses, including without limitation, telephone and facsimile charges incurred by him on behalf of the Company. In addition the Company agrees to provide Mr. Funk with a monthly automobile allowance of $750.

Consulting Agreements

On October 15, 2013, we entered into a one year consulting agreement with Alan Gaines, pursuant to which Mr. Gaines has agreed to review both current and future opportunities for us, which may include review of acquisition and/or merger candidates, analysis of prospective leasehold purchases and securing financing for these activities as required.  In connection therewith, we agreed to (i) pay Mr. Gaines a consulting fee of $15,000 per month during the term of the agreement, (ii) issue Mr. Gaines five (5) shares of the Company’s Series A Preferred Stock and (iii) grant to Mr. Gaines a stock option to acquire up to an aggregate of 8% of the Company’s fully diluted shares of common stock (calculated at the time of exercise of the option) at a price of $0.15 per share. The option granted to Mr. Gaines is exercisable for a period of five (5) years and permits cashless exercise.

On December 20, 2013, as a result of the uncertainty surrounding the ultimate number of shares that could be acquired by Mr. Gaines upon the exercise of his stock option, we and Mr. Gaines agreed to cancel the prior stock option and to issue a new warrant to Mr. Gaines, exercisable for up to 7,500,000 shares at $0.15 per share. This warrant is immediately exercisable with respect to 4,500,000 shares and will vest with respect to the remaining 3,000,000 shares on either (a) the date on which Mr. Gaines shall become a director of the Company or (b) December 31, 2014, in the event we have not procured Director and Officer liability insurance in excess of $5 million by such date.  Mr. Gaines has also relinquished any and all interest in and to the five (5) shares of Preferred Stock that were granted to him and such shares of Preferred Stock have been cancelled.

Outstanding Equity Awards at Fiscal Year End

DESCRIPTION OF SECURITIES

Authorized Capital Stock

The authorized capital stock of Stratex consists of 750,000,000 shares of common stock, par value $.01 per share and 500 shares of Series A Preferred stock, par value $.0001 per share.

Capital Stock Issued and Outstanding

As of the date of this Memorandum and without giving effect assuming the conversion of all of the Notes, Stratex will have issued and outstanding 46,692,376 shares of common stock and 60 shares of Series A Preferred Stock.

In addition, Stratex had the following potential common stock equivalents as of December the date of this Memorandum:

Convertible debt – face amount of $216,000, conversion price of $0.70	308,571
Common stock options, 1,500,000 exercise price of $0.50	1,500,000
Common stock options, 3,600,000 exercise price of $0.08	3,600,000
Common stock options, 7,500,000 exercise price of $0.15	7,500,000
Common stock warrants, exercise prices ranging between $0.15 - $.85	9,306,250
Total common stock equivalents	22,214,821

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information regarding the beneficial ownership of our Common Stock and Series A Preferred Stock as of March 27, 2014 by (i) each person who, to our knowledge, owns more than 5% of the Common Stock; (ii) each of our directors and executive officers; and (iii) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following tables, each person named in the table has sole voting and investment power and that person’s address is c/o Stratex Holdings, Inc., 30 Echo Lake Road, Watertown, CT 06795.  Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 27, 2014 are deemed outstanding for computing the share ownership and percentage of the person holding such options and warrants, but are not deemed outstanding for computing the percentage of any other person.

Name and address of Beneficial Owner	Common Stock par value $.0001 per share		Percent of Common Stock Outstanding(2)	Series A Preferred Stock par value $.0001 per shares	Percent of Series A Preferred Stock Outstanding
Stephen Funk (1)	6,100,000	(1)	8.96%	60	100%

Alan Gaines (3)	7,500,000	(3)	11.02%	NA	NA

Avi Dan 245 E 54th St. New York, NY 10022	5,042,500		7.41%	NA	NA

Kenneth D. Savino 61 Scarborough St. Hartford, CT 06105	4,894,945		7.19%	NA	NA

(1)
Stephen Funk has voting and dispositive control of the 1,000,000 shares of common stock held by Rotary Partners LLC. Includes 3,600,000 shares of common stock underlying a stock option, exercisable at $0.08 per share and (iii) 1,500,000 shares of common stock underlying a stock option, exercisable at $0.50 per share.

(2)	Based on 68,052,196 shares of common stock issued and outstanding and common stock equivalents
(3)	Represents 7,500,000 shares issuable upon exercise of a warrant at $.15 per share issued to Alan Gaines in connection with the execution of his consulting agreement.

Stephen Funk, our sole officer and director, beneficially owns 100% of our outstanding shares of Series A Preferred Stock. Each share of Series A Preferred Stock has 1,000,000 times that number of votes on all matters submitted to stockholders that each share of common stock is entitled to vote at each meeting of stockholders. Collectively the Series A Preferred stock held by Mr. Funk equate to 60,000,000 voting shares.

Therefore, Mr. Funk controls approximately 62% of the voting power of the Company’s share capital and is able to exert a significant degree of influence over our affairs and control over matters requiring shareholder approval, including the election of directors, any amendments to our articles or by-laws and significant corporate transactions. The interests of this concentration of ownership may not always coincide with the Company’s interests or the interests of other shareholders. For instance, officers, directors, and principal shareholders, acting together, could cause the Company to enter into transactions or agreements that it would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of the Company otherwise favored by our other shareholders. This concentration of ownership could also depress our share price.

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

Item 14.      Principal Accounting Fees and Services.

The aggregate fees billed for the fiscal years ended December 31, 2012 and 2011for professional services rendered by the principal accountant.

	Year Ended	Year Ended
	December 31,	December 31,
	2013	2012
Audit Fees	$55,500	$52,200
Audit Related Fees	8,315	0
Tax Fees	16,120	13,650
All Other Fees (1)	0	64,900
Total	$79,935	$$130,750

(1)	fees prior to reverse merger for the audit of the 2011 private company and reverse merger documents

The Audit Committee has reviewed the above fees for non-audit services and believes such fees are compatible with the independent registered public accountants’ independence.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Accountant

All other Fees

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our sole board member, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

The Board of Directors Pre Approval Policies

We do not have a designated audit committee. Our sole board member performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, the sole board member pre-approves the engagement. In determining whether proposed services are permissible, our sole board member considers whether the provision of such services is compatible with maintaining auditor independence.  As part of his consideration of proposed services, our sole board member may consult with management as part of the decision making process, but may not delegate this authority to management... For the fiscal year ended December 31, 2013, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption “All Other Fees”, which are currently none, is compatible with maintaining the auditor’s independence.

The board approved all fees described above.

Item 15.      Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report:

 1.     Financial Statements – The following consolidated financial statements of the Company are contained in Item 8 of this Form 10-K:

●	Report of Independent Registered Public Accountant
●	Consolidated Balance Sheets as of December 31, 2013 and 2012
●	Consolidated Statements of Operations for the years ended December 31, 2013 and 2012
●	Consolidated Statements of Stockholders’ Equity (Deficit) for the period from January 1 2012 to December 31, 2013
●	Consolidated Statements of Cash Flows – for the years ended December 31, 2013 and 2012
●	Notes to the Consolidated Financial Statements

2.     Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.     Exhibits – The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEX OIL & GAS HOLDINGS, INC.

Date: March 28, 2014	By:	/s/ Stephen Funk
Name: Stephen Funk
Title: Chief Executive Officer and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated

Date: March 28, 2014	By:	/s/ Stephen Funk
Name: Stephen Funk
Title: Chairman and Chief Executive Officer and Chief Operating Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to the Quarterly Report on Form 10-Q filed May 15, 2013)
4.1	Form of Promissory Note of Stratex Oil & Gas Holdings, Inc. (Filed herewith)
10.1	Consulting Agreement between Stratex Oil & Gas Holdings, Inc. and Alan Gaines dated October 15, 2013 (Incorporated by reference to the Current Report on Form 8-K filed October 18, 2013)
10.2
Purchase, Participation and Operations Agreement between Stratex Oil & Gas, Inc. and Mesa Resources, Inc. dated November 22, 2013 (Incorporated by reference to Current Report on Form 8-K filed December, 2013)

10.3
Joint Development Agreement between Eagleford Energy, Inc. Eaglefood Energy, Zavala Inc. and Stratex Oil & Gas Holdings, Inc. dated December 3, 2013 (Incorporated by reference to the Current Report on Form 8-K filed December 10, 2013)

10.4	Amendment No. 1 to Executive Employment Agreement (Filed herewith)
10.5	Amendment to Consulting Agreement (Filed herewith)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (Filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (Filed herewith)
99.1	Stratex Oil & Gas Holdings, Inc., Press Release, issued December 3, 2013 (Incorporated by reference to Current Report on Form 8-K filed December 3, 2013)
99.2	Stratex Oil & Gas Holdings, Inc., Press Release, issued December 10, 2013 (Incorporated by reference to Current Report on Form 8-K filed December 10, 2013)
99.3	LaRoche Petroleum Consultants, Ltd. Engineering Report as of December 31, 2013 (Filed herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Definition Linkbase
101.LAB	Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase