Form 10-Q
period 2014-03-31
Stratex Oil & Gas Holdings, Inc.
filed 2014-05-15
CIK 1482361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

(713) 353-4786
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  49,287,376 shares of common stock, $0.01 par value per share, as of May 12, 2014

Item 1.      Financial Statements.

Stratex Oil & Gas Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2014	December 31, 2013

Assets
Current Assets:
Cash	$7,048,187	$609,061
Accounts receivable	29,236	18,220
Other receivables	405,000	-
Prepaid expenses	57,393	2,800
Total Current Assets	7,539,816	630,081

Deposits	35,025	10,025
Debt issuance costs	1,050,628	-
Oil and gas property, plant and equipment:
Proven property - net	3,216,926	893,763
Unproven property	1,524,116	1,520,870
Vehicles, furniture and equipment - net	55,556	2,380
Total Assets	$13,422,067	$3,057,119

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable and accrued liabilities	$2,196,973	$904,615
Liability to be issued in stock	-	9,000
Due to former officer - current	733,000	715,000
Demand notes payable	120,000	216,000
Current maturities of notes payable - net of debt discount	4,715	-
Derivative liability - warrants	166,091	76,675
Total Current Liabilities	3,220,779	1,921,290

Long-term Liabilities:
Due to former officer	66,000	84,000
Asset retirement obligations	129,000	34,000
Notes payable - net of debt discount	1,108,936	790,528
Convertible notes payable, net of debt discount	6,302,946	-

Total Long-Term Liabilities	7,606,882	908,528

Total Liabilities	10,827,661	2,829,818

Commitments and Contingencies

Stockholders' Equity (Deficit):
Series A, convertible preferred stock, $0.0001 par value; 400 shares authorized;
and 100 shares issued; and 60 and 100 shares outstanding, respectively	1	1
Common stock, $0.01 par value; 750,000,000 shares authorized;
and 47,542,376 and 46,692,376 shares issued and outstanding	475,424	466,924
Additional paid in capital	16,718,810	13,680,474
Accumulated deficit	(14,579,829)	(13,900,098)
Less: Treasury stock, 40 shares Series A, convertible preferred stock, at cost	(20,000)	(20,000)
Total Stockholders' Equity (Deficit)	2,594,406	227,301

Total Liabilities and Stockholders' Equity (Deficit)	$13,422,067	$3,057,119

See accompanying notes to the condensed consolidated financial statements.

Stratex Oil & Gas Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For The Three Months Ended
	March 31,	March 31,
	2014	2013

Revenue	$98,357	$266,778

Operating Expenses:
Production expenses	40,939	60,070
Depletion, depreciation and amortization	17,519	66,318
General and administrative	778,608	456,334
Total Operating Expenses	837,066	582,722

Loss From Operations	(738,709)	(315,944)

Other Income and (Expense):
Interest expense	(325,026)	(260,643)
Change in fair value - derivative liabilities	(89,416)	2,220
Warrant amendment expense	(14,755)	-
Gain on sale of oil and gas interests	450,000	-
Loss on settlement of liabilities	(1,000)	-
Other income	39,175	12,960
Total Other Income and (Expense)	58,978	(245,463)

Net Loss	$(679,731)	$(561,407)

Net Loss Per Common Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	47,287,376	44,327,627

See accompanying notes to the condensed consolidated financial statements.

Stratex Oil & Gas Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For The Three Months Ended
	March 31,	March 31,
	2014	2013

Cash Flows From Operating Activities:
Net loss	$(679,731)	$(561,407)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	17,519	66,318
Stock based compensation	57,041	114,083
Warrant amendment expense	14,755	-
Amortization of debt issue costs	34,268	-
Accretion of debt discount	167,360	258,539
Loss on settlement of liabilities	1,000	-
Gain on sale of oil and gas interests	(450,000)	-
Change in fair value of derivative liabilities	89,416	(2,220)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(11,016)	(71,941)
Prepaid expenses	(54,593)	1,526
Deposits	(25,000)	-
Other current Assets
Increase (decrease) in:
Accounts payable and accrued liabilities	947,342	614,187
Net Cash Provided By (Used In) Operating Activities	108,361	419,085

Cash Flows From Investing Activities:
Purchase of oil and gas properties	(2,246,894)	(433,571)
Proceeds from sale of oil and gas interests	45,000	-
Purchase of vehicle	(21,000)	-
Purchase of furniture and equipment	(5,700)	-
Net Cash Provided By (Used In) Investing Activities	(2,228,594)	(433,571)

Cash Flows From Financing Activities:
Proceeds from notes payable	400,000	400,000
Repayments on notes payable	(96,373)	-
Proceeds from convertible notes payable	8,622,650	-
Debt issuance costs paid in cash	(366,918)	-
Net Cash Provided By (Used In) Financing Activities	8,559,359	400,000

Net change in cash	6,439,126	385,514

Cash at beginning of period	609,061	75,103

Cash at end of period	$7,048,187	$460,617

Supplemental disclosures of cash flow information:
Cash paid for interest	$68,568	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Conversion of notes payable and accrued interest to common stock	$-	$36,000
Issuance of common stock to settle liabilities	$9,000	$-
Original issue discount on notes payable	$160,000	$400,000
Original issue discount on convertible notes payable	$2,432,078	$-
Debt issuance costs paid in the form of warrants	$372,962	$-
Debt issuance costs accrued	$345,016	$-
Increase in asset retirement obligation	$95,000	$-
Vehicle purchased through issuance of note payable	$28,510	$-
Reclass convertible note to demand note	$-	$36,000

See accompanying notes to the condensed consolidated financial statements.

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

Note 1 Nature of Operations and Basis of Presentation:

Nature of Operations

Stratex Oil & Gas Holdings, Inc. (“we” or the “Company”) was incorporated on August 15, 2003 as Poway Muffler and Brake Inc. in California to enter the muffler and brakes business.  On December 15, 2008, a merger was effected with Ross Investments Inc., a Colorado shell corporation.    Ross Investments was the acquirer and the surviving corporation.  Ross Investments Inc. then changed its name to Poway Muffler and Brake, Inc.  On May 25, 2012, we filed an Amendment to our Certificate of Incorporation by which we changed our name from Poway Muffler and Brake, Inc., a Colorado corporation, to Stratex Oil & Gas Holdings, Inc., with the Secretary of the State of Colorado.

On July 6, 2012, Stratex Acquisition Corp., a wholly-owned subsidiary of Stratex Oil & Gas Holdings, Inc. merged with and into Stratex Oil & Gas, Inc., a Delaware corporation (“SOG”).  SOG was the surviving corporation of that Merger. As a result of the merger, we acquired the business of SOG, and continue the business operations of SOG as a wholly-owned subsidiary.

The Company is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves in south Texas as well as Kansas, North Dakota and Montana.

Basis of Presentation- Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to fairly present the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2013 and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 31, 2014.

Note 2 Summary of Significant Accounting Policies:

Principles of Consolidation

All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

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
March 31, 2014
(unaudited)

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

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition. The Company's operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure.

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

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents at March 31, 2014 and December 31, 2013.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist primarily of oil and gas receivables, net of a valuation allowance for doubtful accounts.  As of March 31, 2014 and December 31, 2013, the allowance for doubtful accounts was $0.

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

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

Asset Retirement Obligations

The Company follows the provisions of the FASB ASC 410 - Asset Retirement and Environmental Obligations. The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  As of March 31, 2014 and 2013, the Company’s obligations were $129,000 and $34,000, respectively.  The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. The Company’s asset retirement obligations relate to the abandonment of oil and gas producing facilities. The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate. Accretion of asset retirement costs were immaterial for the three months ended March 31, 2014 and 2013.

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

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a “beneficial conversion feature” (“BCF”) and related debt discount.

When the Company records a BCF the relative fair value of the BCF would be recorded as a debt discount against the face amount of the respective debt instrument. The debt discount attributable to the BCF is amortized over the period from issuance to the date that the debt becomes convertible. If the debt is immediately convertible, the discount is amortized to interest expense in full immediately.

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
March 31, 2014
(unaudited)

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

The Company had the following potential common stock equivalents at March 31, 2014:

Convertible debt – face amount of $120,000, conversion price of $0.70	171,429
Convertible debt – face amount of $8,622,650, conversion price of $0.30	28,742,167
Common stock options, exercise price of $0.08 - $0.50	9,100,000
Common stock warrants, exercise price of $0.15 - $0.85	16,330,532
Common stock to be issued	2,770,000
Total common stock equivalents	57,114,128

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

The Company had the following potential common stock equivalents at March 31, 2013:

Convertible debt – face amount of $216,000, conversion price of $0.70	308,571
Common stock options, exercise price of $0.50	3,000,000
Common stock warrants, exercise price of $0.70 - $1.65	2,575,000
Total common stock equivalents	5,883,571

Since the Company reflected a net loss during the three months ended March 31, 2014 and 2013, the effect of considering any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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
March 31, 2014
(unaudited)

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

Financial instruments measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

March 31, 2014	Fair Value Measurement Using

	Level 1	Level 2	Level 3	Total

Derivative warrant liabilities	$-	$-	$166,091	$166,091
December 31, 2013	Fair Value Measurement Using

	Level 1	Level 2	Level 3	Total
Derivative warrant liabilities	$-	$-	$76,675	$76,675

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period January 1, 2013 to March 31, 2014:

	Fair Value Measurement Using Level 3 Inputs
	Derivative Liabilities	Total

Balance, January 1, 2013	$593,555	$593,555

Purchases, issuances and settlements	-	-

Total gains or losses (realized/unrealized) included in net loss	(516,880)	(516,880)

Transfers in and/or out of Level 3	-	-

Balance, December 31, 2013	$76,675	$76,675

Purchases, issuances and settlements	-	-

Total gains or losses (realized/unrealized) included in net loss	89,416	89,416

Transfers in and/or out of Level 3	-	-

Balance, March 31, 2014	$166,091	$166,091

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

Fair Value of Financial Assets and Liabilities Measured on a Non-Recurring Basis

For periods in which impairment charges have been incurred, the Company is required to write down the value of the impaired asset to its fair value. No impairment charges were recorded during the three months ended March 31, 2014 and 2013.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued new guidance related to obligations resulting from joint and several liability arrangements. The new guidance provides for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

On April 10, 2014, the FASB issued new guidance which amends the definition of a discontinued operation and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued-operations criteria. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The new guidance is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted. The Company is currently evaluating the potential impact, if any, of the adoption of this new guidance on its financial statements.

Note 3 Oil and Gas Assets:

The following table summarizes the Company’s oil and gas assets:

Balance – January 1, 2013	$2,527,249
Additions	1,141,503
Depletion	(98,335)
Impairment	(753,865)
Abandonments	-
Dispositions	(540,000)

Balance – December 31, 2013	2,276,552
Additions	2,246,894
Asset retirement obligations	95,000
Depletion	(15,485)
Impairment	-
Abandonments	-
Dispositions	-

Balance – March 31, 2014	$4,602,961

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

The Company owns support facilities and equipment which serve its oil and gas production activities. The following table  summarizes these properties and equipment, together with their estimated useful lives:

Balance – January 1, 2013	$114,495
Additions	40,424
Depreciation	(16,838)
Impairment	-

Balance – December 31, 2013	138,081
Additions	-
Depreciation	-
Impairment	-
Balance – March 31, 2014	$138,081

On March 14, 2014, we entered into a Purchase & Sale Agreement Option (the “Agreement”) to sell certain oil & gas property  interests located in Weld, Colorado with Prime Meridian Oil & Gas, LLC. (the “Purchaser”). The sale was completed on March 31, 2014. We recognized a gain on the sale of $450,000 during the three months ended March 31, 2014.

During the three months ended March 31, 2014 and 2013, the Company recorded $15,485 and $32,182, respectively to depletion expense.

Note 4 Vehicles, Furniture and Equipment:

The following table summarizes furniture and equipment:

Balance – January 1, 2013	$994
Additions	2,314
Depreciation	(928)
Impairment	-

Balance – December 31, 2013	2,380
Additions	55,210
Depreciation	(2,034)
Impairment	-
Balance – March 31, 2014	$55,556

During three months ended March 31, 2014 and 2013, the Company recorded $2,034 and $136, respectively to depreciation expense.

Note 5 Demand Notes Payable:

As of December 31, 2013, three (3) convertible notes for an aggregate principal amount of $216,000 matured.  These notes were reclassified and are recorded as due on demand. During the three months ended March 31, 2014, two (2) of these notes in the aggregate principal amount of $96,000 were repaid in full. The balance due to the remaining note holder as of March 31, 2014 was $120,000.

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

Note 6 Notes Payable:

(A)	Promissory Note

On May 20, 2013, the Company issued a promissory note with principal of $80,000 for proceeds of $80,000.  The note bears interest at 12% per annum and will be due in interest only payments for the first 24 months.  The note matures on May 19, 2015.  In addition, the Company issued the note holder a five (5) year common stock purchase warrant exercisable for up to 100,000 shares of common stock at $0.85 per share. The issuance of the warrants was recorded as a debt discount up to the face amount of the note.  The amount in excess of the face amount of the note was recorded to interest expense on the date of issuance. The note is secured by certain oil and gas assets of the Company.

Balance – January 1, 2013	$-
Issuance of promissory note	80,000
Original issue discount	(80,000)
Accretion of debt discount	24,691
Balance –December 31, 2013	$24,691
Accretion of debt discount	9,877
Balance –March 31, 2014	$34,568

(B)	Promissory Note

On May 20, 2013, the Company issued a promissory note with principal of $25,000 for proceeds of $25,000.  The note bears interest at 12% per annum and will be due in interest only payments for the first 24 months.  The note matures on May 19, 2015.  In addition, the Company issued the note holder a five (5) year common stock purchase warrant exercisable for up to 31,250 shares of common stock at $0.85. The issuance of the warrants was recorded as a debt discount up to the face amount of the note.  The amount in excess of the face amount of the note was recorded to interest expense on the date of issuance. The note is secured by certain oil and gas assets of the Company.

Balance – January 1, 2013	$-
Issuance of promissory note	25,000
Original issue discount	(25,000)
Accretion of debt discount	7,716
Balance –December 31, 2013	$7,716
Accretion of debt discount	3,086
Balance –March 31, 2014	$10,802

(C)	Promissory Note

On July 1, 2013, the Company issued a promissory note with principal of $100,000 for proceeds of $100,000.  The note bears interest at 12% per annum and will be due in interest only payments for the first 36 months.  The note matures on July 1, 2016.  In addition, the Company issued the note holder a five (5) year common stock purchase warrant exercisable for up to 125,000 shares of common stock at $0.85 per share. The issuance of the warrants was recorded as a debt discount up to the face amount of the note.  The amount in excess of the face amount of the note was recorded to interest expense on the date of issuance. The note is secured by certain oil and gas assets of the Company.

Balance – January 1, 2013	$-
Issuance of promissory note	100,000
Original issue discount	(100,000)
Accretion of debt discount	16,697
Balance –December 31, 2013	$16,697
Accretion of debt discount	8,212
Balance –March 31, 2014	$24.909

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

(D)	Promissory Note

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

Balance – January 1, 2013	$-
Issuance of promissory note	500,000
Original issue discount	(140,000)
Accretion of debt discount	11,763
Balance –December 31, 2013	$371,763
Accretion of debt discount	11,507
Balance –March 31, 2014	$383,270

(E)	Promissory Note

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

Balance – January 1, 2013	$-
Issuance of promissory note	500,000
Original issue discount	(150,000)
Accretion of debt discount	3,562
Balance –December 31, 2013	$353,562
Accretion of debt discount	12,329
Balance –March 31, 2014	$365,891

(F)	Promissory Note

On December 12, 2013, the Company issued a promissory note with principal of $25,000 for proceeds of $25,000.  The note bears interest at 12% per annum and will be due in interest only payments for the first 36 months.  The note matures on December 11, 2016.  In addition, the Company issued the purchaser, 50,000 shares of the common stock of the Company. The issuance of the shares was recorded as a debt discount equal to the market value of shares issued ($9,000) at issuance date.

Balance – January 1, 2013	$-
Issuance of promissory note	25,000
Original issue discount	(9,000)
Accretion of debt discount	99
Balance –December 31, 2013	$16,099
Accretion of debt discount	744
Balance –March 31, 2014	$16,843

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

(G)	Promissory Note

On January 27, 2014, the Company issued a promissory note with principal of $400,000 for proceeds of $400,000.  The note bears interest at 12% per annum and will be due in interest only payments for the first 36 months.  The note matures on January 23, 2017.  In addition, the Company issued the purchaser, 800,000 shares of the common stock of the Company. The issuance of the shares was recorded as a debt discount equal to the market value of shares issued ($160,000) at issuance date.

Balance – January 1, 2014	$-
Issuance of promissory note	400,000
Original issue discount	(160,000)
Accretion of debt discount	9,231
Balance – March 31, 2014	$249,231

(H)	Promissory Note

On February 14, 2014, the Company issued a promissory note in the principal amount of $28,510 for the purchase of a vehicle.  Monthly principal and interest payments are $598.67. The note bears interest at 9.34% per annum and matures on February 14, 2019.  The note is secured by a vehicle.

Balance – January 1, 2014	$-
Issuance of promissory note	28,510
Repayments	(373)
Balance – March 31, 2014	$28,137

Debt under these obligations is as follows:

	March 31, 2014	December 31, 2013

Notes payable	$1,658,137	$1,230,000
Discount on notes	(544,486)	(439,472)
Notes payable, net of debt discount	1,113,651	790,528
Less: Current maturities	(4,715)	-

Notes payable, net of debt discount and current maturities	$1,108,936	$790,528

Future minimum debt repayments under these obligations at March 31, 2014 are as follows:

Year ending December 31:

2014 (remainder of year)	$3,494

2015	110,061

2016	1,130,563

2017	406,115

2018 and thereafter	7,904

$1,658,137

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

Note 7 Convertible Notes Payable:

(A)	Series A Senior Secured Convertible Promissory Notes

From February 11, 2014 through March 31, 2014, the Company raised gross proceeds of $8,622,650 through the sale of units (the “Series A Units”) in a private offering (the “Series A Offering”).  The purchase price for each Series A Unit was $50,000 and each Series A Unit consists of (i) a 12% Series A Senior Secured Convertible Promissory Note in the principal amount of $50,000 (the “Series A Notes”) convertible into shares of common stock of the Company at a conversion price of $0.30 per share and (ii) a Series A warrant to purchase 33,333 shares of common stock of the Company at an exercise price of $0.30 (the “Series A Warrant”). All outstanding principal and interest of each Series A Note is due on February 11, 2016.  The Series A Notes may be redeemed by the Company at any time following six (6) months after their respective issuance. If however,  the Company elects to redeem the Series A Notes prior to the one (1) year anniversary date of the issuance of such Series A Note, the Company must  pay the holder all unpaid interest on the portion of the principal redeemed that would have been earned through such one (1) year anniversary date. The holder of each Series A Note may elect to convert the principal balance of the Series A Note into shares of common stock at any time following six (6) months after their respective issuance.

The Series A Notes are secured by a first lien on substantially all of the assets of the Company, including all present and future wells and working interests, on a pro-rata basis.

Each Series A Note bears interest at 12% per annum and shall be due and payable quarterly, in arrears, with the initial interest payment due March 31, 2014.

Beneficial Conversion Feature

The intrinsic value of certain convertible notes, when issued, gave rise to a beneficial conversion feature which was recorded as a discount to the notes of $1,082,030 to be amortized over the period from issuance to the date that the debt becomes convertible.

Warrants

Each investor participating in the Series A Offering received a Series A Warrant, exercisable for up to 33,333 shares of common stock for every $50,000 invested. The Series A Warrants are exercisable at $0.30 per share.  The Series A Warrants expire five (5) years from the date of issuance. During the quarter ended March 31, 2014, we issued Series A Warrants exercisable for up to 5,748,382 shares of our common stock to investors participating in the Series A Offering. The issuance of the Series A Warrants was recorded as a debt discount of $1,350,048 and is being amortized over the life of the Series A Note.

The following is a summary of Series A Senior Secured Convertible Promissory Notes:

Balance – January 1, 2014	$-
Issuance of convertible notes payable	8,622,650
Discount recorded on beneficial conversion feature at issuance	(1,082,030)
Discount recorded on warrants at issuance	(1,350,048)
Repayments	-
Converted to common stock	-
Note matured – reclassified to due on demand	-
Accretion of debt discount	112,374
Convertible notes payable, net of debt discount	$6,302,946
Less current maturities	-
Balance – March 31, 2014	$6,302,946

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

Future minimum debt repayments under these obligations at March 31, 2014 are as follows:

Year ending December 31:

2014 (remainder of year)	$-

2015	-

2016	8,622,650

2017 and thereafter	-

$8,622,650

(B)	Debt Issuance Costs

Debt issuance costs, net are as follows:

Balance - January 1, 2014	$-
Debt issue costs incurred in 2014	1,084,896
Amortization of debt issue costs	(34,268)
Balance – March 31, 2014	$1,050,628

Note 8 Stockholders’ Equity (Deficit):

On the closing date of the merger with SOG (See Note 1), all of the issued and outstanding shares of SOG common stock converted, on a 2 for 1 basis, into shares of the Company’s common stock.  Also on the closing date, all of the issued and outstanding options to purchase shares of SOG common stock, and all of the issued and outstanding warrants (collectively the “SOG Convertible Securities”) to purchase shares of SOG common stock, upon the exercise or conversion of the SOG Convertible Securities, converted into the kind and amount of the Company’s  shares of Common Stock and other securities and property which such holder would have owned or have been entitled to receive of SOG prior to the closing of the merger, on a 2 for 1 basis. The options will be administered under SOG’s 2012 Equity Incentive Plan (the “SOG Plan”), which the Company assumed and adopted on the closing date in connection with the merger.

On the closing date, (i) approximately 33,372,550 shares of common stock were issued to former SOG stockholders; (ii) 100 shares of Series A Preferred Stock were issued to former holders of SOG Series A Preferred Stock; (iii) options to purchase 3,000,000 shares of common stock granted under the SOG Plan pursuant to the assumption of the SOG Plan; (iv) warrants to purchase 675,000 shares of common stock at $0.70 per share issued to holders of 1,350,000 SOG warrants (that were exercisable at a price of $.35 per share) were assumed by the Company. In addition, pre-merger stockholders of the Company retained 6,110,000 shares of common stock.

(A)	Preferred Stock

During the three months ended March 31, 2014 the Company did not issue any shares of preferred stock.

During the year ended December 31, 2013, the Company issued 10 shares of preferred stock held in Treasury.

Transaction Type	Quantity of Shares	Valuation	Range of Value per Share
Services rendered – officers	10	$830	$83.00
Total	10	$830	$83.00

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

(B)	Common Stock

During the three months ended March 31, 2014, the Company issued the following common stock:

Transaction Type	Quantity of Shares	Valuation	Range of Value per Share
Common stock issued to settle liabilities	50,000	$10,000	$0.20
Common stock issued with promissory notes	800,000	160,000	0.20
Total	850,000	$170,000	$0.20

During the year ended December 31, 2013, the Company issued the following common stock:

Transaction Type	Quantity of Shares	Valuation	Range of Value per Share
Common stock issued for cash	70,000	$35,000	$0.50
Common stock issued for services	140,000	35,000	0.25
Conversion of debt and interest	51,249	36,000	0.70
Common stock issued with promissory notes	2,000,000	290,000	0.14-0.15
Common stock issued to acquire oil and gas assets	150,000	18,000	0.12
Total	2,411,249	$414,000	$0.12-0.70

(C)	Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 1, 2013	2,075,000	$0.43
Exercisable – January 1, 2013	2,075,000	$0.43
Granted	7,321,250	$0.26
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2013	9,306,250	$0.30
Exercisable – December 31, 2013	9,306,250	$0.30
Granted	7,024,282	$0.30
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – March 31, 2014	16,330,532	$0.26
Exercisable – March 31, 2014	16,330,532	$0.26

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.15 - $0.85	16,330,532	4.57 years	$0.26	16,330,532	$0.26

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

At March 31, 2014 and December 31, 2013, the total intrinsic value of warrants outstanding and exercisable was $1,662,221 and $61,000, respectively.

During the three months ended March 31, 2014 the Company re-priced warrants to purchase an aggregate of 875,000  shares of common stock  from an exercise price of $0.85 to an exercise price of $0.15. All other warrant terms remain the same including the expiry date. (March through May 2018).

The Company recorded interest expense related to the re-priced warrants of $14,755 during the three months ended March 31, 2014 calculated as the fair value of the re-priced warrants minus the current fair value of the surrendered warrants.

During year ended December 31, 2013 the Company re-priced warrants to purchase an aggregate of 1,400,000  shares of common stock  from an exercise price of $1.65 to an exercise price of $0.30. All other warrant terms remain the same including the expiry date of October 31, 2017.

The Company recorded compensation expense related to the re-priced warrants of $27,427 during 2013 calculated as the fair value of the re-priced warrants minus the current fair value of the surrendered warrants.

(D) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – January 1, 2013	3,000,000	$0.50
Exercisable – January 1, 2013	750,000	$0.50
Granted	11,100,000	$0.13
Exercised	-	$-
Forfeited/Cancelled	(1,500,000)	$0.50
Outstanding – December 31, 2013	12,600,000	$0.17
Exercisable – December 31, 2013	8,975,000	$0.16
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – March 31, 2014	12,600,000	$0.17
Exercisable – March 31, 2014	9,100,000	$0.16

Options Outstanding				Options Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.08-$0.50	12,600,000	5.68 years	$0.17	9,100,000	$0.16

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

At March 31, 2014, the total intrinsic value of options outstanding and exercisable was $2,361,000 and $1,791,000, respectively.

At December 31, 2013, the total intrinsic value of options outstanding and exercisable was $363,000 and $333,000, respectively.

On the dates of grant during the three months ended March 31, 2014, the Company valued warrant issuances at fair value, utilizing a Black-Scholes option valuation model.  The Company utilized the following management assumptions:

Exercise price	$0.30
Expected dividends	0%
Expected volatility	168%
Risk fee interest rate	1.53% – 1.70%
Expected life of stock options	5 years
Expected forfeitures	0%

On the dates of grant during the year ended December 31, 2013, the Company valued warrant issuances at fair value, utilizing a Black-Scholes option valuation model.  The Company utilized the following management assumptions:

Exercise price	$0.15 – $1.65
Expected dividends	0%
Expected volatility	172% – 187%
Risk fee interest rate	0.50% – 1.46%
Expected life of stock options	3.9 years – 5 years
Expected forfeitures	0%

(E)	Treasury Stock

There were no treasury stock transactions during the three months ended March 31, 2014.

During the year ended December 31, 2013, the Company repurchased 50 shares of preferred stock at cost of $25,000 and issued 10 shares of preferred stock from treasury for compensation.

Note 9 Commitments and Contingencies:

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

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

On January 21, 2014, Kelly filed a counterclaim for breach of contract against the Company and SOG in the matter titled Stratex Oil & Gas Holdings, Inc. v. Kelly, No. 67528/2013 (N.Y. Sup., Westchester Cty.)  Kelly alleges that the Company breached the certain Termination Agreement, dated August 30, 2013 between Kelly and the Company. Specifically, Kelly alleges that the Termination Agreement requires the Company to deliver a certain number of shares of the Company’s restricted common stock and pay him a total of approximately $300,000 over a period of thirty months.  Kelly claims that the Company has failed to deliver the shares of Company stock and to pay him the monthly payments.  Kelly further claims that the Company breached the non-disparaging provision of the Termination Agreement by making derogatory statements about him to the public and/or third-persons.  Kelly is seeking a minimum of $500,000 in damages, plus interest and 2,500,000 shares of the Company’s restricted common stock.

On April 10, 2014, we accepted service of process from a group of seven plaintiffs who commenced litigation against Kelly for several of the same matters that are currently the subject of the Company’s current pending litigation against Kelly in Superior Court, Westchester County, New York. While the litigation was brought for alleged theft, conversion and other malfeasance by  Kelly, the plaintiffs also named the Company as a defendant in the Complaint, seeking monetary damages from the Company under the theory of respondeat superior. The Company does not believe that it should be held liable for Kelly’s alleged malfeasance and the Company intends to assert a cross claim against Kelly and to vigorously defend the Company in this matter.

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

Employment Contracts

On April 1, 2012,  SOG entered into an Executive Employment Agreement with the Chief Executive Officer (“CEO”).  The terms of the Agreement are as follows:

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
March 31, 2014
(unaudited)

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

The Company  is required to promptly reimburse the CEO for all reasonable and necessary business expenses, including without limitation, telephone and facsimile charges incurred by him on behalf of the Company. In addition the Company agrees to provide the CEO with a monthly automobile allowance of $750.

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

On August 30, 2013, in conjunction with Mr. Kelly’s resignation, the Company entered into a Termination Agreement and Release (the “Termination Agreement”) in full compromise of any and all claims Mr. Kelly may have against the Company. Prior to the execution of the Termination Agreement the Company had accrued liabilities for past salary and related expenses of approximately $158,000. Under the terms of the Termination Agreement, Kelly was to receive:

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

On August 30, 2013, the Company paid compensation to Mr. Kelly of $6,000 and repurchased 50 shares of preferred stock for $25,000 as per the terms of the Termination Agreement. As set forth above, by virtue of the litigation with Kelly, the Company ceased making payments to Kelly and has accrued a liability of $799,000 for the remaining compensation that may be payable to him.

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

Consulting Agreement

On October 15, 2013, the Company entered into a Consulting Agreement (the “Agreement”) with Alan Gaines to provide general business consulting services and business development.  The terms of the Agreement are as follows:

●	Term - 1 year, the Agreement renews and continue in effect for successive one-year periods unless terminated,
●	Compensation - $15,000 per month,
●	Option Grant - 8% of the Company’s fully diluted shares, $0.15 exercise price, 5 year term, cashless exercise provision,
●	Preferred Share Grant - 5 shares of Preferred Stock

Amendment to consulting agreement

In December 2013 due to the present uncertainty surrounding the number of shares that Mr. Gaines may ultimately acquire should he elect to exercise his stock option, both the Company and Mr. Gaines have agreed to cancel the prior stock option and to issue a new stock option to Mr. Gaines, exercisable for up to 7,500,000 shares at $0.15 per share with 5 year term. The new option is immediately exercisable with respect to 4,500,000 shares and  vests with respect to the remaining 3,000,000 shares on either (a) the date on which Mr. Gaines  becomes a director of the Company or (b) December 31, 2014, in the event the Company has not procured D&O liability insurance in excess of $5 million by such date. Mr. Gaines has also relinquished any and all interest in and to the five (5) shares of Preferred Stock that were granted to him and such shares of Preferred Stock have been rescinded.

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

The Company upon closing of the Financing shall pay consideration to Radnor, in cash, a fee in an amount equal to 10% of the aggregate gross proceeds raised in the Financing. The Company shall grant and deliver to Radnor at the closing of the Financing, five year warrants to purchase such number of shares of common stock as is equal to 10% of the offering proceeds, at an exercise price of $0.30. If the Financing is consummated by means of more than one closing, Radnor shall be entitled to the fees provided herein with respect to each such closing.

During the three months ended March 31, 2014 the Company paid to Radnor fees of $382,765 and issued Radnor 1,275,900 five year warrants with an exercise price of $0.30.

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

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

Under the terms of the Zavala County Lease, the lessee (Eagleford Zavala) was required to either frac the Matthews #1H or spud a new well prior to the expiration of the Primary Term which was January 31, 2014.  On January 23, 2014 the Company advanced $30,000 to the lessors to extend the Primary Term of the Lease to February 28, 2014 and successfully completed the frac of the Matthews #1H prior to that date.  As a result, the Lease will continue until September 1, 2014 and thereafter so long as the Company and Eagleford Zavala satisfy the conditions in the Lease, including the payment of an annual minimum royalty in the amount of $850,000.   Beginning in the second lease year, the Company and Eagleford Zavala will be required to drill at least two new wells per year.  Failure to meet these requirements will result in a termination of the Lease, except for such acreage retained by production.

Note 10 Subsequent Events:

Unregistered Sales of Equity Securities

On April 10, 2014, we sold an aggregate of $1,365,000 in principal amount of our Series A Notes and issued Series A Warrants to the participants in the private offering, exercisable for up to 909,992 shares of our common stock. The Company received gross proceeds of $1,365,000 and we delivered to our placement agent, a warrant exercisable for up to 83,333 shares of our common stock at an exercise price of $0.30. The issuance of the Series A Notes and the Series A Warrants were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

Employment Contracts

On April 11, 2014, the Company entered into an Executive Employment Agreement with Jeffrey Robinson to serve as the Director of Field Operations (“DFO”).  The terms of the Agreement are as follows:

●	Term - 3 years,
●	Compensation - $150,000 salary per annum, bonus eligibility,
●	Option Grant - 1,000,000 options to acquire restricted stock at an exercise price of $0.39 per share.

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

On May 6, 2014, the Company entered into an Executive Employment Agreement with Alan D. Gaines to serve as the Chairman of our Board of Directors.  The terms of the Agreement are as follows:

●	Term - 5 years,
●	Compensation - $350,000 salary per annum, subject to 10% increase per annum,
●	Bonus Eligibility – Target Bonus equal to 100% of base salary based on performance criteria to be established

By virtue of Mr. Gaines joining the Board, options exercisable for up to 3,000,000 shares of our common stock, previously granted to him in December 2013, became fully vested.  Such options are exercisable at $0.15 per share.

The foregoing description of the Mr. Gaines’ employment agreement does not purport to be complete, and is qualified in its entirety by reference to the full text of the agreement, included as an exhibit with the Company’s Form 8-K filed on May 7, 2014.

Entry into a Material Definitive Agreement

On May 6, 2014, the Company, Richfield Oil & Gas Company (“Richfield”) and Richfield Acquisition Corp., a wholly-owned subsidiary of the Company (“RAC”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions, RAC will merge with and into Richfield (the “Merger”), with Richfield surviving as a wholly owned subsidiary of the Company.

Upon the consummation of the Merger, each outstanding share of Richfield common stock (other than shares held by those Richfield stockholders properly exercising dissenters rights) will be converted into the right to receive shares of the Company common stock in an amount to be determined by the application of a formula set forth in the Merger Agreement. Based on the number shares of Richfield common stock outstanding on May 6, 2014, each outstanding share of Richfield common stock (other than shares held by those Richfield stockholders properly exercising dissenters rights) would be converted into 1.009 shares of the Company’s common stock. However, the number of shares of the Company’s common stock that may actually be issued with respect to a share of Richfield common stock is subject to decrease based on the formula set forth in the Merger Agreement in the event additional shares of Richfield common stock are issued prior to the consummation of the Merger, including, subject to certain limited exceptions, shares of Richfield common stock issued upon exercise of Richfield’s outstanding warrants or upon conversion of Richfield’s outstanding convertible notes. No fractional shares of our common stock will be issued in the Merger and Richfield’s stockholders will receive cash in lieu of fractional shares.

Under the Merger Agreement, Richfield is required to take such action as may be necessary so that each outstanding warrant to purchase shares of Richfield common stock will be converted into the right to purchase shares of the Company’s common stock, with an adjustment in the number of shares and exercise price per share corresponding to the ratio of the number of shares of Company common stock issuable for each share of Richfield common stock upon consummation of the Merger. Richfield is also required by the Merger Agreement to take such action as may be necessary so that each outstanding convertible note which is convertible into shares of Richfield common stock will instead become convertible into shares of our common stock, also adjust by the ratio of the number of shares of the Company’s common stock issuable for each share of Richfield common stock upon consummation of the Merger.

The Company and Richfield each made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants by each of the Company and Richfield to, subject to certain exceptions, conduct its business in the ordinary course during the interim period between the execution of the Merger Agreement and the consummation of the Merger.

The foregoing description of the Merger Agreement does not purport to be complete, and is qualified in its entirety by reference to the full text of the Merger Agreement, included as an exhibit with the Company’s Form 8-K filed on May 7, 2014.

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

Loan Agreement

On May 6, 2014, the Company, Richfield, and certain of Richfield’s subsidiaries entered into a Note and Security Agreement (the “Loan Agreement”) providing for advances of up to $3,000,000 by the Company to Richfield and its subsidiaries. Of the total amount that may be advanced by us under the Loan Agreement, up to $2,000,000 is available to fund those costs of Richfield’s Kansas work program which are approved by the Company and $400,000 must be used to pay certain expenses of Richfield. Up to $100,000 may be used by Richfield to acquire additional oil and gas leases in Utah, and the remainder may be used for general corporate purposes.

Advances made under the Loan Agreement bear interest at an annual rate of 6% and must be repaid upon the earlier of (1) November 30, 2014, (2) ten business days after the consummation of the Merger, and (3) Richfield’s entry into a Superior Proposal (as defined in the Merger Agreement).

The obligations of Richfield and its subsidiaries under the Loan Agreement are secured by security interests and mortgages in all of their assets.

The foregoing description of the Loan Agreement does not purport to be complete, and is qualified in its entirety by reference to the full text of the Loan Agreement, included as an exhibit with the Company’s Form 8-K filed on May 7, 2014.

Purchase of Working Interest

On May 6, 2014, the Company completed the purchase from Richfield, of a 3% undivided working interest in the Liberty # 1 well located in Juab County, Utah, along with certain leases covering approximately 447 mineral acres. We paid $500,000 to Richfield as consideration for said interest. By virtue of such purchase, the Company was granted a right of first refusal to acquire from Richfield, or its affiliate HOI Utah Property Series, L.L.C.—HUOP Freedom Trend Series, an undivided three percent (3.00%) of 8/8ths out of its working interest in certain deep rights pertaining to the Utah Overthrust Project near Fountain Green, Utah.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Stratex Oil & Gas Holdings, Inc. (“we” or the “Company”) is an independent energy company focused on the acquisition and subsequent organic exploitation and development of primarily operated crude oil properties in Texas as well as varied non-operated working interests in North Dakota, Montana and Kansas.   In Texas, we have interests in certain properties located in Zavala and Callahan Counties. Our Zavala County acreage lies within the established oil rim of the very prolific Eagle Ford Shale play (“Eagleford”), one of the most actively drilled basins in the United States. The play is also known for multiple stacked pay zones and is also highly prospective for the San Miguel, Austin Chalk and Buda formations, which all produce within the general vicinity.   The Company recently entered into a joint development agreement with respect to our Zavala County acreage  in order to exploit certain shallow, medium to heavy grade oil resources. Our Kansas production is primarily attributable to the shallow Arbuckle formation.

On May 6, 2014, the Company, Richfield Oil & Gas Company, and Richfield Acquisition Corp. (“RAC”), a wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions, RAC will merge with and into Richfield, with Richfield surviving as a wholly owned subsidiary of the Company.  Concurrently with the entry into the Merger Agreement, the Company, Richfield, and certain of Richfield's subsidiaries entered into a Note and Security Agreement (the "Loan Agreement") providing for pre-merger advances of up to $3,000,000 by the Company to Richfield and its subsidiaries. Up to $2,000,000 of this amount will be dedicated specifically to developing Richfield's high quality and scalable Kansas properties, under a mutually agreeable work program.  The remaining $1,000,000 ($500,000 of which was advanced upon the entry into the Merger Agreement) will be used by Richfield for general corporate purposes approved by the Company.  The obligations of Richfield and its subsidiaries under the Loan Agreement are secured by security interests and mortgages in all of Richfield's assets. Upon entering into the Merger Agreement, the Company also purchased from Richfield an undivided 3% of the 8/8ths working interest in the Liberty # 1 well located in Juab County, Utah, along with certain leases covering approximately 447 mineral acres for cash consideration of $500,000.  By virtue of this purchase, the Company was also granted a right of first refusal to acquire an undivided 3% of 8/8ths of Richfield's working interest in certain deep rights pertaining to the Utah Overthrust Project near Fountain Green, Utah.

Upon the closing of the proposed merger, the Company intends to focus its development budget both on our existing Zavala County property as well as Richfield’s low-risk, scalable Kansas properties.  Management also intends to exploit, in conjunction with third-party partners, Richfield’s vast Utah resource potential.  Because the merger is subject to certain terms and conditions, there can be no assurances that the merger will close or, that if it does so, we will be able to successfully integrate Richfield’s assets with those of the Company.

In addition to the foregoing, we continually review opportunities to acquire producing properties and leasehold acreage, and to enter into joint development drilling arrangements primarily, but not limited to, our core operating areas.  We intend to continue to transition our operations from small, passive, non-operated working interests to assuming the role of operator with significant or majority ownership interests. This will allow the Company to have substantial control over the timing of expenditures, drilling and completion costs, and operating budgets.

Results of Operations for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013:

Revenues:

We generated revenues of $98,357 for the three months ended March 31, 2014 compared to $266,778 for the three months ended March 31, 2013. The decrease in revenue reflects a decrease in sales volumes as a result of one of the Company’s larger producing wells being shut-in for the majority of the three months ended March 31, 2014.

Operating Expenses:

●	Production expense was $40,939 for the three months ended March 31, 2014 compared to $60,070 for the three months ended March 31, 2013. The decrease in expenses reflects a decrease in the number of producing wells, as well as one of the Company’s major wells being offline and not realizing the same level of production expense during the three months ended March 31, 2014

●
General and administrative expense was $778,608 for the three months ended March 31, 2014 compared to $456,334 for the three months ended March 31, 2013. The overall $322,274 increase in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

	●	An increase in legal and professional fees of $400,000. In the current period the Company incurred higher legal and consulting fees due to the Company negotiating and entering into multiple Joint Development Agreements, the commencement of the Company’s private offering and the potential merger with Richfield.

	●	An increase in travel and travel related expenses of $21,000 due to an increase in Consultants travel reimbursements, as well additional travel required in connection with the above transactions.

	●	A decrease of payroll and payroll related expenses of $42,000 was primarily due to a former Officer leaving the Company in August of the prior year.

	●	A decrease in stock based compensation expense of $57,000. The decrease was primarily due to the cancellation of stock options to a former officer.

●
Depletion, depreciation and amortization expense was $17,519 for the three months ended March 31, 2014 compared to $66,318 for the three months ended March 31, 2013. The decrease in expense reflects a decrease in total oil production due to one of the Company’s major wells being offline for a portion of the first quarter, coupled with a decrease in the per barrel depletion rates as a result of the Company reserve reports as compared to the three months ended March 31, 2013.

Other Income and (Expense):

Other Income (Expense)-net: Other income (expenses) consists primarily of gains and losses on the change in fair value of derivative liabilities, gains and losses on sale of oil and gas properties/interests and interest expense all primarily related to the Company’s convertible promissory notes, traditional notes and warrant issuances.

Other income (expenses) - net decreased by $304,441 to $58,978 for the three months ended March 31, 2014 as compared to other income (expenses) - net of ($ $245,463) for the three months ended March 31, 2013. For the three months ended March 31, 2013 other income (expenses) consisted of ($325,026) in interest expense, a loss on change in fair value of derivative liabilities of ($89,416), warrant amendment expense of ($14,755), a gain on sale of oil and gas interests of $450,000, a loss on settlement of liabilities of ($1,000) and other income of $39,175. For the three months ended March 31, 2013 other income (expenses) consisted of ($260,643) in interest expense, a gain on change in fair value of derivative liabilities of $2,220 and other income of $12,960.

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

From February 11, 2014 through March 31, 2014, the Company raised gross proceeds of $8,622,650 from the sale of our 12% Series A Senior Secured Convertible Promissory Notes (the “Series A Notes”) to investors in a private offering.  At March 31, 2014, we had cash and cash equivalents totaling $7,048,187.

We believe that our working capital on hand as of the date of this report will be sufficient to fund our plan of operations over the next 12 months, as well as to make advances of up to $2.5 million to Richfield pursuant to the terms of the Loan Agreement.  However, there can be no assurance that we will not require additional capital within the next 12 months. Our ability to obtain additional financing may be impaired by many factors outside of our control, including the capital markets (both generally and in the crude oil and natural gas industry in particular), our limited operating history, the location of our crude oil and natural gas properties and prices of crude oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to us) and other factors. Further, if crude oil or natural gas prices on the commodities markets decline, our revenues will likely decrease and such decreased revenues may increase our requirements for capital.

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

Cash Flows from Operating Activities

Cash provided by operating activities was $108,361 for the three months ended March 31, 2014, as compared to cash provided by operating activities of $419,085 during the three months ended March 31, 2013. The decrease in cash provided by operating activities during the three months ended March 31, 2014 as compared to March 31, 2013 is primarily due to increases in legal and professional fees during the period partially offset by a decrease in salaries and payroll related expenses.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2014 was $2,228,594 as compared to $433,571 during the three months ended March 31, 2013. The net increase is primarily due to a significant increase in capital acquisition cost during the first three months of 2014 as compared to the comparable period ended 2013. The increase is slightly offset by the Company receiving $45,000 in proceeds from the sale of oil and gas interests during 2014.

Cash Flows from Financing Activities

Total net cash provided by financing activities was $8,559,359 for the three months ended March 31, 2014, from various debt and equity offerings. Total net cash provided by financing activities during the three months ended March 31, 2013 was $400,000 from various debt and equity offerings. For more details about these debt and equity financings, see Notes to the Condensed Consolidated Financial Statements for the three months ended March 31, 2014, incorporated by reference herein.

Planned Capital Expenditures

Depending on our ability to obtain sufficient financing, development plans for 2014 include identifying, acquiring and operating properties as well continued development of our existing leases. The Company plans to continue its Joint Development Programs in Texas and to review opportunistic acquisitions when available. We will also to continue to participating in the ongoing Authorization for Expense (AFE) process for the existing properties where these programs make economic sense for the Company.

The Company incurred approximately $2,262,395 in development costs related to the purchase and development of working interest in wells during the three months ended March 31, 2014.  Unrelated to any potential acquisitions or advances to be made to Richfield under the Loan Agreement, the Company expects to incur maintenance and operating costs of approximately $45,000 to $60,000 per month for the next twelve months to maintain these assets.

Item 4.   Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive and chief financial officer, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31,  2014, our disclosure controls and procedures were effective.

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

With the participation of our chief executive and chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2014 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon our assessment we believe that as of March 31, 2014 the Company’s internal control over financial reporting was not effective due to the existence of material weakness identified by management and disclosed below.

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

 During the fiscal quarter ended March 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - Other Information

Item 1.    Legal Proceedings

On October 17, 2013, the Company filed a complaint (Index No. 67528/2013) in the Westchester County Supreme Court of the State of New York (the “Court”) against Timothy Kelly (“Kelly”) seeking damages against Kelly for breach of fiduciary duty and usurpation of corporate opportunities.  Kelly previously served as the President, Chief Operating Officer, Secretary and as a Director of the Company.  He resigned from each of these positions on August 30, 2013.  Our complaint alleges that Kelly, prior to his resignation, engaged in a pattern of self-dealing and exposed the Company to adverse criticism and hostility from its shareholders by: (i) purchasing at least one oil well and land that would have been profitable to the Company; (ii) claiming to sell shares of the Company’s stock that he either obtained from other shareholders or that did not exist and (iii) misrepresenting the nature of the stock for his personal profit.  The Company is seeking $4,000,000 in compensatory damages, as well as costs, interest and such other relief as the Court may deem just and proper.  On January 21, 2014, Kelly filed a counterclaim for breach of contract against the Company, alleging that the Company breached that certain Termination Agreement, dated August 30, 2013 between Kelly and Company.  Specifically, Kelly alleges that the Termination Agreement required the Company to deliver to him a certain number of shares of our restricted common stock and to pay him a total of approximately $300,000 over a period of thirty months.  Kelly claims that the Company has failed to deliver the shares of the Company’s stock and to pay him the monthly payments.  Kelly further claims that the Company breached the non-disparaging provision of the Termination Agreement by making derogatory statements about him to the public and/or third-persons.  Kelly is seeking a minimum of $500,000 in damages, plus interest and 2,500,000 shares of the Company’s restricted common stock.  The Company intends to vigorously defend itself against Kelly’s claims.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

From February 11, 2014 through March 31, 2014, the Company sold an aggregate of $8,622,650 in principal amount of our 12% Series A Senior Secured Convertible Promissory Notes (the “Series A Notes”) to investors in a private offering. The Series A Notes bear interest at the rate of 12% per annum payable quarterly in arrears, and all outstanding principal under the Series A Notes is due and payable on February 11, 2016.  The Series A Notes are secured by a first lien on substantially all of the Company’s assets.  At any time after the six month anniversary date of the issuance of a Series A Note, the holder has the option to convert outstanding principal and interest under the Series A Note into shares of the Company’s common stock at a conversion price of $0.30 per share. The Company may, at any time after the six month anniversary date of the issuance of the Series A Notes, elect to redeem all or a portion of the Series A Notes, provided, however, that if the Company elects to redeem the Series A Notes prior to the one year anniversary date from the date of issuance, the Company will be required to deliver an amount of interest equal to what the holder of the Series A Note would have received if such holder held the Series A Note for a period of one year.  In connection with the recent sale of the Series A Notes, during the quarter covered by this report, the Company also issued to the participants in the private offering, warrants (the “Series A Warrants”) exercisable to purchase up to an aggregate of 5,778,382 shares of our common stock at an exercise price of $0.30 per share.  The Series A Warrants are immediately exercisable and expire five years following the date of their issuance.

In connection with the private offering of the Series A Notes and Warrants, during the first quarter, the Company paid our placement agent a fee of $382,765 and issued them warrants exercisable for up to 1,275,900 shares of our common stock at an exercise price of $0.30. The issuance of the Series A Notes and Warrants were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

Item 6.   Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)
101 .INS	XBRL Instance Document
101 .SCH	XBRL Taxonomy Schema
101 .CAL	XBRL Taxonomy Calculation Linkbase
101 .DEF	XBRL Definition Linkbase
101 .LAB	XBRL Taxonomy Label Linkbase
101 .PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEX OIL &GAS HOLDINGS, INC.

Date: May 15, 2014	By:	/s/ Stephen Funk
Stephen Funk
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2014	By:	/s/ Stephen Funk
Stephen Funk
Chief Financial Officer
(Principal Financial Officer)