Form 10-Q
period 2014-06-30
Stratex Oil & Gas Holdings, Inc.
filed 2014-08-14
CIK 1482361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  49,287,376 shares of common stock, $0.01 par value per share, as of August 4, 2014

Item 1.      Financial Statements.

Stratex Oil & Gas Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2014	December 31, 2013

Assets

Current Assets:
Cash	$6,421,908	$609,061
Accounts receivable	138,300	18,220
Other receivables	244,282	-
Prepaid expenses	42,035	2,800
Note receivable and accrued interest	1,400,009	-
Total Current Assets	8,246,534	630,081

Deposits	35,025	10,025
Debt issuance costs	1,751,071	-
Oil and gas property, plant and equipment:
Proven property - net	4,111,567	893,763
Unproven property	1,641,826	1,520,870
Vehicles, furniture and equipment - net	52,588	2,380
Total Assets	$15,838,611	$3,057,119

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable and accrued liabilities	$1,778,804	$904,615
Liability to be issued in stock	-	9,000
Due to former officer - current	751,000	715,000
Demand notes payable	120,000	216,000
Current maturities of notes payable - net of debt discount	4,827	-
Derivative liability - warrants	148,769	76,675
Other current liabilities	50,000	-
Total Current Liabilities	2,853,400	1,921,290

Long-term Liabilities:
Due to former officer	48,000	84,000
Asset retirement obligations	34,157	34,000
Notes payable - net of debt discount	1,167,283	790,528
Convertible notes payable, net of debt discount	10,280,596	-

Total Long-Term Liabilities	11,530,036	908,528

Total Liabilities	14,383,436	2,829,818

Commitments and Contingencies

Stockholders' Equity (Deficit):
Series A, convertible preferred stock, $0.0001 par value; 400 shares authorized;
and 100 shares issued; and 60 shares outstanding	1	1
Common stock, $0.01 par value; 750,000,000 shares authorized;
and 49,287,376 and 46,692,376 shares issued and outstanding	492,874	466,924
Additional paid in capital	20,265,577	13,680,474
Accumulated deficit	(19,283,277)	(13,900,098)
Less: Treasury stock, 40 shares Series A, convertible preferred stock, at cost	(20,000)	(20,000)
Total Stockholders' Equity (Deficit)	1,455,175	227,301

Total Liabilities and Stockholders' Equity (Deficit)	$15,838,611	$3,057,119

See accompanying notes to the condensed consolidated financial statements.

Stratex Oil & Gas Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Revenue	$320,693	$187,402	$419,050	$454,180

Operating Expenses:
Production expenses	140,791	38,581	181,730	98,651
Depletion, depreciation and amortization	24,188	39,616	41,707	105,933
General and administrative	2,887,788	516,964	3,666,396	973,299
Loss on abandonment of oil and gas assets	318,800	-	318,800	-
Total Operating Expenses	3,371,567	595,161	4,208,633	1,177,883

Loss From Operations	(3,050,874)	(407,759)	(3,789,583)	(723,703)

Other Income and (Expense):
Interest income	8,071	-	8,071	-
Interest expense	(1,762,649)	(584,363)	(2,087,675)	(845,006)
Change in fair value - derivative liabilities	17,322	9,025	(72,094)	11,245
Warrant amendment expense	-	-	(14,755)	-
Gain on sale of oil and gas interests	-	-	450,000	-
Gain (loss) on settlement of liabilities	84,600	-	83,600	-
Other income	82	-	39,257	12,960
Total Other Income and (Expense)	(1,652,574)	(575,338)	(1,593,596)	(820,801)

Net Loss	$(4,703,448)	$(983,097)	$(5,383,179)	$(1,544,504)

Net Loss Per Common Share - Basic and Diluted	$(0.10)	$(0.02)	$(0.11)	$(0.03)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	48,612,651	44,436,222	47,953,674	44,376,941

See accompanying notes to the condensed consolidated financial statements.

Stratex Oil & Gas Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For The Six Months Ended
	June 30,	June 30,
	2014	2013

Cash Flows From Operating Activities:
Net loss	$(5,383,179)	$(1,544,504)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	7,707	56,933
Bad debt	5,808	-
Stock based compensation	1,793,412	263,166
Warrant amendment expense	14,755	-
Amortization of debt issue costs	242,233	-
Accretion of debt discount	1,319,595	824,912
Loss on abandonment of oil and gas assets	318,800	-
Gain on settlement of liabilities	(83,600)	-
Gain on sale of oil and gas interests	(450,000)	-
Change in fair value of derivative liabilities	72,094	(11,245)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(125,888)	26,771
Prepaid expenses	(39,235)	(6,882)
Deposits	(25,000)	-
Interest receivable	(8,071)	-
Increase (decrease) in:
Accounts payable and accrued liabilities	726,164	678,612
Asset retirement obligations	-	49,000
Other current liabilities	50,000	-
Net Cash Provided By (Used In) Operating Activities	(1,564,405)	336,763

Cash Flows From Investing Activities:
Purchase of oil and gas properties	(3,660,108)	(496,345)
Proceeds from sale of oil and gas interests	450,000	-
Purchase of vehicle	(21,000)	-
Purchase of furniture and equipment	(5,700)	-
Increase in other receivables	(244,282)	-
Increase in note receivable	(1,391,938)	-
Net Cash Provided By (Used In) Investing Activities	(4,873,028)	(496,345)

Cash Flows From Financing Activities:
Proceeds from notes payable	400,000	505,000
Repayments on notes payable	(97,510)	-
Proceeds from convertible notes payable	13,020,510	-
Debt issuance costs paid in cash	(1,072,720)	-
Sale of common stock for cash	-	35,000
Net Cash Provided By (Used In) Financing Activities	12,250,280	540,000

Net change in cash	5,812,847	380,418

Cash at beginning of period	609,061	75,103

Cash at end of period	$6,421,908	$455,521

Supplemental disclosures of cash flow information:
Cash paid for interest	$206,767	$15,938
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Conversion of notes payable and accrued interest to common stock	$-	$36,000
Issuance of common stock to settle liabilities	$196,200	$-
Original issue discount on notes payable	$160,000	$505,000
Original issue discount on convertible notes payable	$3,944,927	$-
Debt issuance costs paid in the form of warrants	$585,359	$-
Debt issuance costs accrued	$335,225	$-
Increase in asset retirement obligation	$157	$-
Vehicle purchased through issuance of note payable	$28,510	$-
Reclass convertible note to demand note	$-	$36,000

See accompanying notes to the condensed consolidated financial statements.

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
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

The Company is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves in south Texas as well as Kansas, North Dakota, Utah and Montana.

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
June 30, 2014
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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents at June 30, 2014 and December 31, 2013.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(unaudited)

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist primarily of oil and gas receivables, net of a valuation allowance for doubtful accounts.  As of June 30, 2014 and December 31, 2013, the allowance for doubtful accounts was $0.

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

Asset Retirement Obligations

The Company follows the provisions of the FASB ASC 410 - Asset Retirement and Environmental Obligations. The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  As of June 30, 2014 and 2013, the Company’s obligations were $34,157 and $34,000, respectively.  The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. The Company’s asset retirement obligations relate to the abandonment of oil and gas producing facilities. The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate. Accretion of asset retirement costs were immaterial for the six months ended June 30, 2014 and 2013.

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(unaudited)

Debt Issue Costs and Debt Discount

The Company may pay debt issue costs, and record debt discounts in connection with raising funds through the issuance of convertible debt. These costs are amortized over the life of the debt to interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Original Issue Discount

For certain debt issued in 2014, 2013 and 2012, the Company provided the debt holder with an original issue discount.  The original issue discount was equal to simple interest at 10% - 20% of the proceeds raised.  The original issue discount was recorded to debt discount reducing the face amount of the note and is being amortized to interest expense over the maturity period of the debt. For certain debt the original issue discount exceeded face value bringing the carrying value to $0 and the remainder charged to interest expense.

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
June 30, 2014
(unaudited)

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

The Company follows ASC 740 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its condensed consolidated financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. ASC 740 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. After review of the Company’s tax positions, no liabilities were recorded for unrecognized tax benefits as of June 30, 2014 or December 31, 2013.

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

The Company had the following potential common stock equivalents at June 30, 2014:

Convertible debt – face amount of $120,000, conversion price of $0.70	171,429
Convertible debt – face amount of $13,020,510, conversion price of $0.30	43,401,700
Common stock options, exercise price of $0.08 - $0.50	9,225,000
Common stock warrants, exercise price of $0.15 - $0.85	21,581,768
Common stock to be issued	2,500,000
Total common stock equivalents	76,879,897

The Company had the following potential common stock equivalents at June 30, 2013:

Convertible debt – face amount of $216,000, conversion price of $0.70	308,571
Common stock options, exercise price of $0.50	3,000,000
Common stock warrants, exercise price of $0.70 - $1.65	3,081,250
Total common stock equivalents	6,389,821

Since the Company reflected a net loss during the three and six month periods ended June 30, 2014 and 2013, the effect of considering any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(unaudited)

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

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(unaudited)

Financial instruments measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

June 30, 2014	Fair Value Measurement Using

	Level 1	Level 2	Level 3	Total

Derivative warrant liabilities	$-	$-	$148,769	$148,769
December 31, 2013	Fair Value Measurement Using

	Level 1	Level 2	Level 3	Total
Derivative warrant liabilities	$-	$-	$76,675	$76,675

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period January 1, 2013 to June 30, 2014:

	Fair Value Measurement Using Level 3 Inputs
	Derivative Liabilities	Total

Balance, January 1, 2013	$593,555	$593,555

Purchases, issuances and settlements	-	-

Total gains or losses (realized/unrealized) included in net loss	(516,880)	(516,880)

Transfers in and/or out of Level 3	-	-

Balance, December 31, 2013	$76,675	$76,675

Purchases, issuances and settlements	-	-

Total gains or losses (realized/unrealized) included in net loss	72,094	72,094

Transfers in and/or out of Level 3	-	-

Balance, June 30, 2014	$148,769	$148,769

Fair Value of Financial Assets and Liabilities Measured on a Non-Recurring Basis

For periods in which impairment charges have been incurred, the Company is required to write down the value of the impaired asset to its fair value. No impairment charges were recorded during the six months ended June 30, 2014 and 2013.

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(unaudited)

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

In May 2014, the FASB issued a standard on revenue recognition providing a single, comprehensive revenue recognition model for all contracts with customers. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective beginning January 1, 2017, with no early adoption permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are currently evaluating the adoption method options and the impact of the new guidance on our consolidated financial statements.

Note 3 Oil and Gas Assets:

The following table summarizes the Company’s oil and gas assets:

Balance – January 1, 2013	$2,527,249
Additions	1,141,503
Depletion	(98,335)
Impairment	(753,865)
Abandonments	-
Dispositions	(540,000)

Balance – December 31, 2013	2,276,552
Additions	3,518,388
Asset retirement obligations	34,157
Depletion	(24,953)
Impairment	-
Abandonments	(318,800)
Dispositions	-

Balance – June 30, 2014	$5,485,344

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(unaudited)

The Company owns support facilities and equipment which serve its oil and gas production activities. The following table details these properties and equipment, together with their estimated useful lives:

Balance – January 1, 2013	$114,495
Additions	40,424
Depreciation	(16,838)
Impairment	-

Balance – December 31, 2013	138,081
Additions	141,720
Depreciation	(11,752)
Impairment	-
Balance – June 30, 2014	$268,049

On March 14, 2014, we entered into a Purchase & Sale Agreement Option (the “Agreement”) to sell certain oil & gas property  interests located in Weld, Colorado with Prime Meridian Oil & Gas, LLC (the “Purchaser”). The sale was completed on March 31, 2014. We recognized a gain on the sale of $450,000 during the six months ended June 30, 2014.

During the six months ended June 30, 2014, the Company abandoned certain working and net revenue interests in oil and gas property located in Callahan County, Texas. In connection with the abandonment, the Company recognized losses totaling $318,800.

During the six months ended June 30, 2014 and 2013, the Company recorded $36,705 and $56,662, respectively to depletion and depreciation expense.

Note 4 Vehicles, Furniture and Equipment:

The following table summarizes furniture and equipment:

Balance – January 1, 2013	$994
Additions	2,314
Depreciation	(928)
Impairment	-

Balance – December 31, 2013	2,380
Additions	55,210
Depreciation	(5,002)
Impairment	-
Balance – June 30, 2014	$52,588

During the six months ended June 30, 2014 and 2013, the Company recorded $5,002 and $271, respectively to depreciation expense.

Note 5 Note Receivable and Accrued Interest:

On May 6, 2014, the Company, Richfield, and certain of Richfield’s subsidiaries entered into a Note and Security Agreement (the “Loan Agreement”) providing for advances of up to $3,000,000 by the Company to Richfield and its subsidiaries. Of the total amount that may be advanced by us under the Loan Agreement, up to $2,000,000 is available to fund those costs of Richfield’s Kansas Work Program which are approved by the Company and the remaining $1,000,000 ($500,000 of which was advanced upon the entry into the Merger Agreement) will be used by Richfield for general corporate purposes approved by the Company.

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(unaudited)

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

During the six months ended June 30, 2014 advances on and interest accrued on the Loan Agreement amounted to $1,391,938 and $8,071, respectively. As of June 30, 2014, the aggregate principal and accrued interest due was $1,400,009.

On July 17, 2014 the Loan Agreement and Security Agreement was amended. Pursuant to the Amended and Restated Note and Security Agreement, the amount which the Company has agreed to advance to Richfield and its subsidiaries, has been increased by $1,000,000 to a total of $4,000,000. Of the additional $1,000,000, $200,000 may be used by Richfield for general corporate purposes and $800,000 is to be used solely in connection with the Kansas Work Program. As of August 8, 2014 approximately $2,025,000 has been advanced by the Company to Richfield of which $1,200,000 had been advanced for general corporate purposes and $825,000 to develop Richfield’s Kansas properties.

The foregoing descriptions of the Amendments to the Note and Security Agreement reflected in the Amended and Restated Note and Security Agreement do not purport to be complete, and are qualified in their entirety by reference to the full text of the Amended and Restated Note and Security Agreement, included as an exhibit with the Company’s Form 8-K filed on July 23, 2014.

Note 6 Demand Notes Payable:

As of December 31, 2013, three (3) convertible notes for an aggregate principal amount of $216,000 matured.  These notes were reclassified and are recorded as due on demand. During the six months ended June 30, 2014, two (2) of these notes in the aggregate principal amount of $96,000 were repaid in full. The balance due to the remaining note holder as of June 30, 2014 was $120,000.

Note 7 Notes Payable:

Notes payable as of June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014	December 31, 2013

Notes payable	$1,657,000	$1,230,000
Discount on notes	(484,890)	(439,472)
Notes payable, net of debt discount	1,172,110	790,528
Less: Current maturities	(4,827)	-

Notes payable, net of debt discount and current maturities	$1,167,283	$790,528

Future minimum debt repayments under these obligations at June 30, 2014 are as follows:

Year ending December 31:

2014 (remainder of year)	$2,357

2015	110,061

2016	1,130,563

2017	406,115

2018 and thereafter	7,904

$1,657,000

Accretion of debt discount on Notes payable for the six months ended June 30, 2014 and 2013 was $114,582 and 824,912, respectively

Note 8 Convertible Notes Payable:

(A)	Series A Senior Secured Convertible Promissory Notes

From February 11, 2014 through June 30, 2014, the Company raised gross proceeds of $9,987,650 through the sale of units (the “Series A Units”) in a private offering (the “Series A Offering”). The purchase price for each Series A Unit was $50,000 and each Series A Unit consisted of (i) a 12% Series A Senior Secured Convertible Promissory Note in the principal amount of $50,000 (the “Series A Notes”) convertible into shares of common stock of the Company at a conversion price of $0.30 per share and (ii) a Series A warrant to purchase 33,333 shares of common stock of the Company at an exercise price of $0.30 (the “Series A Warrant”). All outstanding principal and interest of each Series A Note is due on February 11, 2016.  The Series A Notes may be redeemed by the Company at any time following six (6) months after their respective issuance. If however,  the Company elects to redeem the Series A Notes prior to the one (1) year anniversary date of the issuance of such Series A Note, the Company shall pay the holder all unpaid interest on the portion of the principal redeemed that would have been earned through such one (1) year anniversary date. The holder of each Series A Note may elect to convert the principal balance of the Series A Note into shares of common stock at any time following six (6) months after the issuance of such note.

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(unaudited)

The Series A Notes are secured by a first lien on substantially all of the assets of the Company, including all present and future wells and working interests, on a pro-rata basis.

Each Series A Note bears interest at 12% per annum and is due and payable quarterly, in arrears, with the initial interest payment due March 31, 2014.

Beneficial Conversion Feature

The intrinsic value of certain convertible notes, when issued, gave rise to a beneficial conversion feature which was recorded as a discount to the notes of $1,822,854 to be amortized over the period from issuance to the date that the debt becomes convertible.

Warrants

Each investor participating in the Series A Offering received a Series A Warrant, exercisable for up to 33,333 shares of common stock for every $50,000 invested. The Series A Warrants are exercisable at $0.30 per share.  The Series A Warrants expire five (5) years from the date of issuance. During the six months ended June 30, 2014, we issued Series A Warrants exercisable for up to 5,658,374 of our common stock to investors participating in the Series A Offering. The issuance of the Series A Warrants was recorded as a debt discount of $1,681,827 and is being amortized over the life of the Series A Note.

The following is a summary of Series A Notes:

Balance – January 1, 2014	$-
Issuance of convertible notes payable	9,987,650
Discount recorded on beneficial conversion feature at issuance	(1,822,854)
Discount recorded on warrants at issuance	(1,681,827)
Repayments	-
Converted to common stock	-
Note matured – reclassified to due on demand	-
Accretion of debt discount	1,190,559
Convertible notes payable, net of debt discount	$7,673,528
Less current maturities	-
Balance – June 30, 2014	$7,673,528

(B)	Series B Senior Secured Convertible Promissory Notes

On June 6, 2014, the Company raised gross proceeds of $3,032,860 through the sale of units (the “Series B Units”) in a private offering (the “Series B Offering”). The purchase price for each Series B Unit was $50,000 and each Series B Unit consisted of (i) a 12% Series B Senior Secured Convertible Promissory Note in the principal amount of $50,000 (the “Series B Notes”) convertible into shares of common stock of the Company at a conversion price of $0.30 per share and (ii) a Series B warrant to purchase 33,333 shares of common stock of the Company at an exercise price of $0.30 (the “Series B Warrant”). All outstanding principal and interest of each Series B Note is due on June 6, 2016.  The Series B Notes may be redeemed by the Company at any time following six (6) months after their respective issuance. If however,  the Company elects to redeem the Series B Notes prior to the one (1) year anniversary date of the issuance of such Series B Note, the Company shall pay the holder all unpaid interest on the portion of the principal redeemed that would have been earned through such one (1) year anniversary date. The holder of each Series B Note may elect to convert the principal balance of the Series B Note into shares of common stock at any time following six (6) months after the issuance of such note.

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(unaudited)

The Series B Notes are secured by a first lien on substantially all of the assets of the Company, including all present and future wells and working interests, on a pro-rata basis. The lien is pari-passu with the lien granted in favor of the holders of the Company’s outstanding Series A Notes.

Each Series B Note bears interest at 12% per annum and is due and payable quarterly, in arrears, with the initial interest payment due September 30, 2014.

Warrants

Each investor participating in the Series B Offering received a Series B Warrant, exercisable for up to 33,333 shares of common stock for every $50,000 invested. The Series B Warrants are exercisable at $0.30 per share.  The Series B Warrants expire five (5) years from the date of issuance. During the six months ended June 30, 2014, we issued Series B Warrants exercisable for up to 2,021,957 of our common stock to investors participating in the Series B Offering. The issuance of the Series B Warrants was recorded as a debt discount of $440,246 and is being amortized over the life of the Series B Note.

The following is a summary of Series B Notes:

Balance – January 1, 2014	$-
Issuance of convertible notes payable	3,032,860
Discount recorded on beneficial conversion feature at issuance	-
Discount recorded on warrants at issuance	(440,246)
Repayments	-
Converted to common stock	-
Note matured – reclassified to due on demand	-
Accretion of debt discount	14,454
Convertible notes payable, net of debt discount	$2,607,068
Less current maturities	-
Balance – June 30, 2014	$2,607,068

Future minimum debt repayments under these obligations at June 30, 2014 are as follows:

Year ending December 31:

2014 (remainder of year)	$-

2015	-

2016	13,020,510

2017 and thereafter	-

$13,020,510

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(unaudited)

(C)	Debt Issuance Costs

Debt issuance costs, net are as follows:

Balance - January 1, 2014	$-
Debt issue costs incurred in 2014	1,993,304
Amortization of debt issue costs	(242,233)
Balance – June 30, 2014	$1,751,071

Note 9 Stockholders’ Equity (Deficit):

(A)	Preferred Stock

During the six months ended June 30, 2014 the Company did not issue any shares of preferred stock.

During the year ended December 31, 2013, the Company issued 10 shares of preferred stock held in Treasury.

Transaction Type	Quantity of Shares	Valuation	Range of Value per Share
Services rendered – officers	10	$830	$83
Total	10	$830	$83

(B)	Common Stock

During the six months ended June 30, 2014, the Company issued the following common stock:

Transaction Type	Quantity of Shares	Valuation	Range of Value per Share
Common stock issued to settle liabilities	320,000	$112,600	$0.20-0.38
Common stock issued for services	1,625,000	557,000	0.23-0.38
Common stock issued with promissory notes	800,000	160,000	0.20
Total	2,745,000	$829,600	$0.20-0.38

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(unaudited)

During the six months ended June 30, 2014, the Company granted common stock to a consultant for future services. The Company recognizes the fair value of the shares in the statement of operations in the period earned. As of June 30, 2014, the Company has $60,646 in stock compensation related to common stock issuance that is yet to be earned.

During the year ended December 31, 2013, the Company issued the following common stock:

Transaction Type	Quantity of Shares	Valuation	Range of Value per Share
Common stock issued for cash	70,000	$35,000	$0.50
Common stock issued for services	140,000	35,000	0.25
Conversion of debt and interest	51,249	36,000	0.70
Common stock issued with promissory notes	2,000,000	290,000	0.14-0.15
Common stock issued to acquire oil and gas assets	150,000	18,000	0.12
Total	2,411,249	$414,000	$0.12-0.70

(C)	Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 1, 2013	2,075,000	$0.43
Exercisable – January 1, 2013	2,075,000	$0.43
Granted	7,321,250	$0.26
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2013	9,306,250	$0.30
Exercisable – December 31, 2013	9,306,250	$0.30
Granted	12,275,518	$0.31
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – June 30, 2014	21,581,768	$0.27
Exercisable – June 30, 2014	21,581,768	$0.27

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.15 - $0.85	21,581,768	4.46 years	$0.27	21,581,768	$0.27

At June 30, 2014 and December 31, 2013, the total intrinsic value of warrants outstanding and exercisable was $732,375 and $61,000, respectively.

During the six months ended June 30, 2014 the Company re-priced warrants to purchase an aggregate of 875,000 shares of common stock from an exercise price of $0.85 per share to an exercise price of $0.15 per share. All other terms of the warrants remain the same including the expiration dates. (March through May 2018).

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(unaudited)

The Company recorded interest expense of $14,755 related to the re-priced warrants during the six months ended June 30, 2014 calculated as the fair value of the re-priced warrants minus the current fair value of the warrants before they were repriced.

During year ended December 31, 2013 the Company re-priced warrants to purchase an aggregate of 1,400,000 shares of common stock from an exercise price of $1.65 per share to an exercise price of $0.30 per share. All other terms of the warrants remain the same including the expiration date of October 31, 2017.

The Company recorded compensation expense of $27,427 related to the re-priced warrants during 2013 calculated as the fair value of the re-priced warrants minus the current fair value of the warrants before they were repriced.

On the dates of issuance during the six months ended June 30, 2014, the Company valued warrant issuances at fair value, utilizing a Black-Scholes option valuation model.  The Company utilized the following management assumptions:

Exercise price	$0.30 – $0.37
Expected dividends	0%
Expected volatility	158% – 168%
Risk fee interest rate	1.53% – 1.73%
Expected life of warrants	5 years
Expected forfeitures	0%

On the dates of issuance during the year ended December 31, 2013, the Company valued warrant issuances at fair value, utilizing a Black-Scholes option valuation model.  The Company utilized the following management assumptions:

Exercise price	$0.15 – $1.65
Expected dividends	0%
Expected volatility	172%
Risk fee interest rate	0.62% – 1.46%
Expected life of warrants	3.9 years – 5 years
Expected forfeitures	0%

(D)	Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – January 1, 2013	3,000,000	$0.50
Exercisable – January 1, 2013	750,000	$0.50
Granted	11,100,000	$0.13
Exercised	-	$-
Forfeited/Cancelled	(1,500,000)	$0.50
Outstanding – December 31, 2013	12,600,000	$0.17
Exercisable – December 31, 2013	8,975,000	$0.16
Granted	1,000,000	$0.39
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – June 30, 2014	13,600,000	$0.19
Exercisable – June 30, 2014	12,725,000	$0.17

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(unaudited)

Options Outstanding				Options Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.08-$0.50	13,600,000	5.39 years	$0.17	12,725,000	$0.17

At June 30, 2014, the total intrinsic value of options outstanding and exercisable was $1,417,500.

At December 31, 2013, the total intrinsic value of options outstanding and exercisable was $363,000 and $333,000, respectively.

During the six months ended June 30, 2014, the Company's board of directors authorized the grant of 1,000,000 stock options, having a total fair value of approximately $341,807, with a vesting period of 2.00 years. These options expire April 11, 2019.

As of June 30, 2014, the Company has $153,101 in stock-based compensation related to stock options that is yet to be vested. The weighted average expensing period of the unvested options is 1.78 years.

On the dates of grant during the six months ended June 30, 2014, the Company valued option issuances at fair value, utilizing a Black-Scholes option valuation model.  The Company utilized the following management assumptions:

Exercise price	$0.39
Expected dividends	0%
Expected volatility	158%
Risk fee interest rate	1.58%
Expected life of options	3.5 years
Expected forfeitures	0%

On the dates of grant during the year ended December 31, 2013, the Company valued option issuances at fair value, utilizing a Black-Scholes option valuation model.  The Company utilized the following management assumptions:

Exercise price	$0.08 – $0.19
Expected dividends	0%
Expected volatility	172%
Risk fee interest rate	1.66% – 2.69%
Expected life of options	3 years – 5 years
Expected forfeitures	0%

(E)	Treasury Stock

During the six months ended June 30, 2014 150,000 shares of common stock were returned to the Company and retired. The stock was originally issued in November 2013 as partial consideration for working and net revenue interests in oil and gas property located in Callahan County, Texas.

During the year ended December 31, 2013, the Company repurchased 50 shares of preferred stock at cost of $25,000 and issued 10 shares of preferred stock from treasury for compensation.

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(unaudited)

Note 10 Commitments and Contingencies:

Litigations, Claims and Assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

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

On January 21, 2014, Kelly filed a counterclaim for breach of contract against the Company and SOG in the matter titled Stratex Oil & Gas Holdings, Inc. v. Kelly, No. 67528/2013 (N.Y. Sup., Westchester Cty.)  Kelly alleges that the Company and SOG  breached the certain Termination Agreement, dated August 30, 2013 between Kelly the Company and SOG. Specifically, Kelly alleges that the Termination Agreement requires the Company to deliver a certain number of shares of the Company's  restricted common stock and pay him a total of approximately $300,000 over a period of thirty months.  Kelly claims that the Company has failed to deliver the shares of the Company's stock and to pay him the monthly payments.  Kelly further claims that the Company breached the non-disparagement provision of the Termination Agreement by making derogatory statements about him to the public and/or third-persons.  Kelly is seeking a minimum of $500,000 in damages, plus interest and 2,500,000 shares of the Company's restricted common stock.

On April 10, 2014, we accepted service of process from a group of seven plaintiffs who commenced litigation against Timothy Kelly, the former President and a director of the Company, for several of the same matters that are currently the subject of the Company’s current pending litigation against Mr. Kelly in Superior Court, Westchester County, New York. While the litigation was brought for alleged theft, conversion and other malfeasance by Mr. Kelly, the plaintiffs also named the Company as a defendant in the Complaint, seeking monetary damages from the Company under the theory of respondeat superior. The Company does not believe that it should be held responsible for Mr. Kelly’s alleged malfeasance and we intend to assert a cross claim against Mr. Kelly and to vigorously defend the Company in this matter. On August 7, 2014, the Company filed a Motion to Dismiss the action.

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
June 30, 2014
(unaudited)

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
June 30, 2014
(unaudited)

Employment Agreement

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

Consulting Agreement

On May 1, 2014, the Company entered into a Consulting Agreement (the “IR Agreement”) with MZHCI, LLC to provide investor relations consulting services.  The terms of the IR Agreement are as follows:

●	Term - 1 year, commencing May 6, 2014, the IR Agreement shall renew and continue in effect for successive one-year periods unless terminated,
●	Compensation - $8,000 per month,
●	Common Share Grant – 200,000 restricted common shares issued immediately; An additional 200,000 restricted common shares at six month anniversary.
●	Reimbursement for all reasonable and necessary business expenses

Agreements with Placement Agents and Finders

(A)

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

(B)

The Company entered into a Second Financial Advisory and Investment Banking Agreement with Radnor Research & Trading Company, LLC (“Radnor”) in May 2014 (the “Radnor Advisory Agreement 2”). Pursuant to the Radnor Advisory Agreement 2, Radnor will act as the Company’s exclusive financial advisor and placement agent to assist the Company in connection with a best efforts private placement (the “Financing”) of up to $15 million of the Company’s equity and/or debt securities and/or convertible instruments (the “Securities”).

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(unaudited)

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

During the six months ended June 30, 2014 the Company paid to Radnor fees of $658,551 and issued Radnor 2,195,187 five year warrants with an exercise price of $0.30.

In addition to the fees paid to Radnor the Company incurred financing fees of $643,500 during the six months ended June 30, 2014 to JD Partners Co., Ltd in relation to the 2014 private placement.

Agreement and Plan of Merger

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

Upon the consummation of the Merger, each outstanding share of Richfield common stock (other than shares held by those Richfield stockholders properly exercising dissenters rights) will be converted into the right to receive shares of the Company common stock in an amount to be determined by the application of a formula set forth in the Merger Agreement. Based on the number shares of Richfield common stock outstanding on May 6, 2014, each outstanding share of Richfield common stock (other than shares held by those Richfield stockholders properly exercising dissenters’ rights) would be converted into 1.009 shares of the Company’s common stock. However, the number of shares of the Company’s common stock that may actually be issued with respect to a share of Richfield common stock is subject to decrease based on the formula set forth in the Merger Agreement in the event additional shares of Richfield common stock are issued prior to the consummation of the Merger, including, subject to certain limited exceptions, shares of Richfield common stock issued upon exercise of Richfield’s outstanding warrants or upon conversion of Richfield’s outstanding convertible notes. No fractional shares of our common stock will be issued in the Merger and Richfield’s stockholders will receive cash in lieu of fractional shares.

Stratex Oil & Gas Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(unaudited)

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

Unregistered Sales of Equity Securities

On July 2, 2014, we sold an aggregate of $2,376,625 in principal amount of our Series B Notes and issued Series B Warrants to the participants in the private offering, exercisable for up to 1,584,085 shares of our common stock.

The Company received gross proceeds of $2,376,625 and we delivered to our placement agent, a warrant exercisable for up to758,873 shares of our common stock at an exercise price of $0.30. The issuance of the Series B Notes and the Series B Warrants were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

Amendment to Agreement and Plan of Merger

On July 17, 2014, the Company, Richfield and Richfield Acquisition Corp. entered into Amendment No. 1 (the “Amendment”) to the Merger Agreement.

Pursuant to the Amendment, certain conditions to the obligations of the parties to consummate the Merger were amended as follows: (i) the condition that the Company have no less than $5,000,000 in cash on hand at the time of the Merger was reduced to no less than $2,000,000 in cash on hand; (ii) the condition that not more than 5% of Richfield’s stockholders shall have taken the steps required by the Appraisal Provisions of the NRS to obtain payment for the value of their shares in connection with the Merger was increased to not more than 10% and (iii) the condition that Richfield’s liabilities (excluding certain permitted exceptions) not exceed $6,500,000 was increased to $6,650,000. In addition, the right of each party to terminate the Merger Agreement if the Merger has not been consummated by the “end date” of September 30, 2014 was extended to November 30, 2014 (and until January 30, 2015 if all closing conditions (other than receipt of Richfield’s shareholder approval or the failure of the Form S-4 registration statement to be declared effective) have been satisfied by November 30, 2014).

Additionally, the amount that the Company may advance to Richfield (Note 5 – Note Receivable and Accrued Interest) has been increased by $1,000,000 to a total of $4,000,000.

Entry into Employment Agreement

On August 8, 2014, the Company entered into an Employment Agreement with Matthew S. Cohen to serve as Executive Vice President and General Counsel. The terms of the Agreement are as follows:

●	Term - 4 years,
●	Compensation - $230,000 salary per annum, subject to 10% increase per annum,
●	Bonus Eligibility – Target Bonus equal to 80% of base salary based on performance criteria to be established
●	Grant of 400,000 shares of common stock and stock options exercisable for up to 2,000,000 shares of common stock at an exercise price of $0.30 per share

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion will assist in the understanding the financial position, liquidity and results of operations of Stratex Oil & Gas Holdings, Inc. (“we”, “our” or the “Company”). The information below should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

We are an independent energy company focused on the acquisition and subsequent exploitation and development of predominantly crude oil in Texas and Kansas as well as varied non-operated working interests in North Dakota, Montana and Utah.  In Texas, we have an interest in a property located in Zavala County.  Our Zavala County acreage lies within the established oil rim of the prolific Eagle Ford Shale play, one of the most actively drilled formations in the United States.  We intend to target multiple stacked pay zones present on our Zavala County acreage, specifically the San Miguel, Austin Chalk and Buda formations, which all produce locally.

Our present corporate strategy is to internally identify certain opportunities which could take the form of the purchase of producing properties with meaningful development drilling upside, bolt on acreage and/or production and farm-ins.  We intend to evaluate such opportunities utilizing subsurface geology, geophysical data, existing well control and analysis of well bore economics, and may retain the services of outside consultants on a contract basis.

Historically, the Company has only held small, non-operated working interests in North Dakota, Montana and Kansas.  By virtue of our joint ventures in Zavala County, we intend to actively exploit this property by serving as operator and owning much larger working interests.  By assuming the role of operator, subject to the terms of the underlying leases, we will be able to exert far greater control over the timing of expenditures, drilling and completion costs, and operating budgets.

On May 6, 2014, the Company, Richfield Oil & Gas Company (“Richfield”), and Richfield Acquisition Corp. (“RAC”), a wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions, RAC will merge with and into Richfield, with Richfield surviving as a wholly owned subsidiary of the Company.  Concurrently with the entry into the Merger Agreement, the Company, Richfield, and certain of Richfield's subsidiaries entered into a Note and Security Agreement (the "Loan Agreement") providing for pre-merger advances of up to $3,000,000 by the Company to Richfield and its subsidiaries. Up to $2,000,000 of this amount will be dedicated specifically to developing Richfield's Kansas properties, under a mutually agreeable work program.  The remaining $1,000,000 ($500,000 of which was advanced upon the entry into the Merger Agreement) will be used by Richfield for general corporate purposes approved by the Company.  The obligations of Richfield and its subsidiaries under the Loan Agreement are secured by a lien on substantially all of Richfield's assets.

On July 17, 2014, the Company and Richfield entered into an Amended and Restated Note and Security Agreement, pursuant to which the amount the Company has agreed to advance to Richfield and its subsidiaries, has been increased by $1,000,000 to a total of $4,000,000. Of the additional $1,000,000, $200,000 may be used by Richfield for general corporate purposes and $800,000 is to be used solely in connection with the Kansas Work Program. As of August 8, 2014, a total of $2,023,781 had been advanced by the Company to Richfield, of which $1,200,000 has been utilized for general corporate purposes and $823,781 has been used to develop Richfield’s Kansas properties.

Upon the closing of the proposed merger, the Company intends to focus its development budget both on our existing Zavala County property as well as Richfield’s Kansas properties.  Management also intends to exploit, in conjunction with third-party partners, Richfield’s Utah resource potential.  Because the merger is subject to certain terms and conditions, there can be no assurances that the merger will close or, that if it does so, we will be able to successfully integrate Richfield’s assets with those of the Company.

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

Our approach to acquiring leases and developing producing properties focuses on three types of development activities:

•	Activities involving the identification, acquisition and development of leases of property in which oil or natural gas is known to exist.

•	Activities involving low or moderate exploration and development risk. These include leases of property where oil and natural gas has been produced in the past but there are no existing wells.

•
Activities involving the acquisition of properties where it is reasonably believed that potential hydrocarbon values exist based on analysis involving geochemical, radiometric, gravitational and seismic data. This may include projects that have never been drilled or tested for oil and natural gas in the past.

Results of Operations for the three months ended June 30, 2014 as compared to the three months ended June 30, 2014:

Revenues:

Our oil revenues increased by $133,291, or 71.1%, from $187,402 for the three months ended June 30, 2013 to $320,693 for the three months ended June 30, 2014. The increase in revenue is primarily attributable to increased production and the weighted average price per barrel sold. The majority of production increase was the result of a new well in Texas entering production.  Overall, there was an increase of 1,293 barrels of oil produced for the three months ended June 30, 2014 over the same period in 2013. This was coupled with an increase of $4.77 in the weighted average price per barrel sold for the three months ended June 30, 2014 from the same period in 2013.

Our net oil production for the three months ended June 30, 2014 averaged approximately 39 Bopd compared to approximately 25 Bopd for the three months ended June 30, 2013. The increase in production in 2014 compared to 2013 is due to the additional production in Texas and one of the Company’s larger producing wells in Montana retuning to production.

Operating Expenses:

●
Production expense was $140,791 for the three months ended June 30, 2014 compared to $38,581 for the three months ended June 30, 2013. Production expenses increased due to repair costs on our wells and an increase in overall production for the quarter.  This was coupled with an increase in the number of producing wells, and the repair costs to return one of the Company’s major wells to production during the three months ended June 30, 2014.

●
Loss on Abandonment of oil and gas assets was ($318,800) for the three months ended June 30, 2014 and $0 for the period ended June 30, 2013. The abandonment loss was recognized to reflect the Company’s termination of its Callahan County Joint Development Agreement.

●
General and administrative expense was $2,887,788 for the three months ended June 30, 2014 compared to $516,694 for the three months ended June 30, 2013. The overall $2,370,824 increase in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

●
An increase in legal and professional fees of $539,400. In the current period the Company incurred higher legal and consulting fees due to the Company negotiating and entering into various Joint Development Agreements, the Company’s private offering and the potential merger with Richfield.

	●	An increase in travel and travel related expenses of $69,000 due to an increase in consultants travel reimbursements, as well as additional travel required in connection with the above transactions.
●
An increase in stock based compensation fees of $496,300. In the current period the Company incurred higher stock based compensation due to increased consulting costs as part of the potential merger with Richfield, potential future acquisitions and investor relations.

	●	An increase in royalty related expenses of $138,900 due to the Company having to pay a minimum royalty on its Texas properties and increased production.
●
An increase of stock options and warrants issued of $1,126,000 for options as part of the employment agreement with respect to the Company hiring a Director of Field Operations and Chairman during the current year. The Company also issued warrants to three consultants during the three months ended June 30, 2014

●
A decrease in accounting fees of ($36,500). The decrease was primarily due to additional services being provided for the three months ended June 30, 2013 that were not provided during the three months ended June 30, 2014. This was coupled with a reduction in the share price used to calculate accrued stock based compensation for the three months ended June 30, 2014 from June 30, 2013.

●
We recorded depletion, depreciation, amortization and accretion of $24,188 during the three months ended June 30, 2014 compared to $39,616 during the three months ended June 30, 2013. The decrease of (38.9%) or ($15,428), in expense reflects a decrease in the per barrel depletion rates as a result of the Company's reserve reports as compared to the three months ended June 30, 2013. This was offset by an increase in depreciation expense of $5,828 during the three months ended June 30, 2014 on our well equipment as a result of $182,145 in equipment additions since June 30, 2013.

Other Income and (Expense):

Other Income (Expense)-net: Other income (expenses) consists primarily of gains and losses on the change in fair value of derivative liabilities, gains and losses on sale of oil and gas properties/interests and interest expense all primarily related to the Company’s convertible promissory notes, traditional notes and warrant issuances.

Other income (expenses) - net increased by ($1,077,236) to ($1,652,574) for the three months ended June 30, 2014 as compared to other income (expenses) - net of ($575,338) for the three months ended June 30, 2013. For the three months ended June 30, 2014 other income (expenses) consisted of $8,071 in Interest Income, ($1,762,649) in interest expense, a gain on change in fair value of derivative liabilities of $17,322, a gain on settlement of liabilities of $84,600 and other income of $82.  For the three months ended June 30, 2013 other income (expenses) consisted of ($584,363) in interest expense, a gain on change in fair value of derivative liabilities of $9,025.

Results of Operations for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013:

Revenues:

Our oil revenues decreased by ($35,130), or (7.7%), from $454,180 for the six months ended June 30, 2013 to $419,050 for the six months ended June 30, 2014. The decrease was attributable to reduced production as one of the Company’s larger producing wells was shut-in for a portion first quarter of 2014. This was partially offset by an increase in the weighted average price per barrel sold.  Overall, there was a decrease of 319 barrels of oil produced for the six months ended June 30, 2014 over the same period in 2013. This decrease was offset by an increase of $2.77 in the weighted average price per barrel sold for the six months ended June 30, 2014 from the same period in 2013.

Our net oil production for the six months ended June 30, 2014 averaged approximately 26 Bopd compared to approximately 29 Bopd for the six months ended June 30, 2013. The decrease in production in 2014 compared to 2013 is due to the one of the Company’s larger producing wells in Montana being shut-in during a portion of 2014.

Operating Expenses:

●
Production expense was $181,730 for the six months ended June 30, 2014 compared to $98,651 for the six months ended June 30, 2013. The production expense increase of $83,079 or 84.3% was due to increased repair and maintenance costs on our existing wells for the six months ended June 30, 2014 over the same period in 2013. This majority of the increase was incurred to return one of the Company’s major wells to production during the six months ended June 30, 2014.

●
Loss on Abandonment of oil and gas assets was ($318,800) for the six months ended June 30, 2014 and $0 for the period ended June 30, 2013. The abandonment loss was recognized to reflect the Company’s termination of its Callahan County Joint Development Agreement.

●
General and administrative expense was $3,666,396 for the six months ended June 30, 2014 compared to $973,299 for the six months ended June 30, 2013. The overall $2,693,097 increase in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

●
An increase in legal and professional fees of $935,000. In the current period the Company incurred higher legal and consulting fees due to the Company negotiating and entering into multiple Joint Development Agreements, the Company’s private offering and the potential merger with Richfield.

●
An increase in stock based compensation fees of $496,300. In the current period the Company incurred higher stock based compensation due to increased consulting costs as part of the potential merger with Richfield, potential future acquisitions and investor relations.

	●	An increase in travel and travel related expenses of $90,100 due to an increase in Consultants travel reimbursements, as well as additional travel required in connection with the above transactions.

	●	An increase in royalty related expenses of $129,000 due to the Company having to pay it portion of the minimum royalty on its Texas properties.
●
An increase of stock options and warrants issued of $1,068,000 for options as part of the employment agreement with respect to the Company hiring a Director of Field Operations and Chairman during the current year. The Company also issued warrants to three consultants during the six months ended June 30, 2014

●
A decrease in accounting fees of ($33,500). The decrease was primarily due to additional services being provided for the six months ended June 30, 2013 that were not provided during the six months ended June 30, 2014. This was coupled by a reduction is the share price used to calculate accrued stock base compensation for the six months ended June 30, 2014 from June 30, 2013.

●
We recorded depletion, depreciation, amortization and accretion of $41,107 during the six months ended June 30, 2014 compared to $105,933 during the six months ended June 30, 2013. The decrease of (60.6%) or ($64,226), in expense reflects a decrease in the per barrel depletion rates as a result of the Company's reserve reports as compared to the six months ended June 30, 2013. This was offset by an increase in depreciation expense of $9,747 during the six months ended June 30, 2014 on our well equipment as a result of $182,145 in equipment additions since June 30, 2013.

Other Income and (Expense):

Other Income (Expense)-net: Other income (expenses) consists primarily of gains and losses on the change in fair value of derivative liabilities, gains and losses on sale of oil and gas properties/interests and interest expense all primarily related to the Company’s convertible promissory notes, traditional notes and warrant issuances.

Other income (expenses) - net increased by ($772,795) to ($1,593,596) for the six months ended June 30, 2014 as compared to other income (expenses) - net of ( $820,801) for the six months ended June 30, 2013. For the six months ended June 30, 2014 other income (expenses) consisted of $8,071 in interest income, ($2,087,675) in interest expense, a loss on change in fair value of derivative liabilities of ($72,094), warrant amendment expense of ($14,755), a gain on sale of oil and gas interests of $450,000, a gain on settlement of liabilities of $83,600 and other income of $39,257. For the six months ended June 30, 2013 other income (expenses) consisted of ($845,006) in interest expense, a gain on change in fair value of derivative liabilities of $11,245 and other income of $12,960.

Liquidity and Capital Resources:

We have incurred net operating losses and operating cash flow deficits since inception, continuing through the second quarter of 2014. We are in the early stages of acquisition and development of oil and gas leaseholds and properties, and we have been funded primarily by a combination of equity issuances and debt, and to a lesser extent by operating cash flows, to execute on our business plan of acquiring working interests in oil and gas properties and for working capital for production.

From February 11, 2014 through June 30, 2014, the Company raised gross proceeds of $9,987,650 from the sale of our 12% Series A Senior Secured Convertible Promissory Notes (the “Series A Notes”) and gross proceeds of $3,032,860 from the sale of our 12% Series B Senior Secured Convertible Promissory Notes (the “Series B Notes”) to investors in a private offering.  At June 30, 2014, we had cash and cash equivalents totaling $6,421,908.

We believe that our working capital on hand as of the date of this report will be sufficient to fund our plan of operations over the next 12 months, as well as to make any additional required advances to Richfield pursuant to the terms of the Loan Agreement.  However, there can be no assurance that we will not require additional capital within the next 12 months. Our ability to obtain additional financing may be impaired by many factors outside of our control, including the capital markets (both generally and in the crude oil and natural gas industry in particular), our limited operating history, the location of our crude oil and natural gas properties and prices of crude oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to us) and other factors. Further, if crude oil or natural gas prices on the commodities markets decline, our revenues will likely decrease and such decreased revenues may increase our requirements for capital.

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

The following table summarizes our total current assets, total current liabilities and working capital surplus (deficit) as of June 30, 2014 compared to December 31, 2013:

	June 30	December 31
	2014	2013
Current Assets	$8,246,534	$630,081
Current Liabilities	2,853,399	1,921,290
Working Capital Surplus (Deficit)	$5,393,135	$(1,291,209)

Cash and cash equivalents were $6,421,908 as of June 30, 2014, compared to $ 609,061 as of December 31, 2013. Changes in the net cash provided by and (used in) our operating, investing and financing activities for the six months ended June 30, 2014 and 2013 are set forth in the following table:

	Six Months Ended		Net Cash
	June 30, 2014		Increase
	2014	2013	(Decrease)
Net cash (used in) provided by operating activities	$(1,564,405)	$336,763	$(1,901,168)
Net cash used in by investing activities	(4,873,028)	(496,345)	(4,376,683)
Net cash provided by financing activities	12,250,280	540,000	11,710,280
Increase (decrease) in cash and cash equivalents	$5,812,847	$380,418	$5,432,429

Cash Flows from Operating Activities:

Net cash from operating activities is derived from net loss from operations adjusted for non-cash items, changes in the balances of accounts receivables, deposits and prepaid expenses, accounts payables, accrued expenses and other payables.  For the six months ended June 30, 2014, we used net cash in operating activities in the amount of $1,564,405 compared to $336,763 of cash provided by operating activities for the six months ended June 30, 2013. The decrease in cash provided by operating activities during the six months ended June 30, 2014 as compared to June 30, 2013 is primarily due to increases in legal, professional fees and travel expenses related to the proposed merger during the period. This was offset by the Company receiving $450,000 in proceeds from the sale of oil and gas interests during 2014.

Cash Flows from Investing Activities:

Cash used in investing activities for the six months ended June 30, 2014 was $4,873,028 as compared to $496,345 during the six months ended June 30, 2013. The net increase is primarily due to a significant increase in capital acquisition costs, and joint development costs and increases in note receivable as part of the proposed merger agreement with Richfield during the first six months of 2014 as compared to the comparable period ended 2013.

Cash Flows from Financing Activities:

Total net cash provided by financing activities was $12,250,280 for the six months ended June 30, 2014, as compared to $540,000 during the six months ended June 30, 2013. The net increase was derived from various debt and equity offerings. For more details about these debt and equity financings, see Notes to the Condensed Consolidated Financial Statements for the six months ended June 30, 2014, incorporated by reference herein.

Planned Capital Expenditures

Depending on our ability to obtain sufficient financing, development plans for 2014 include identifying, acquiring and operating properties as well as continued development of our existing leases. The Company plans to continue its Joint Development Programs in Texas and to review opportunistic acquisitions when available. We will also to continue to participate in the ongoing Authorization for Expense (AFE) process for the existing properties where these programs make economic sense for the Company.

The Company incurred approximately $3,660,108 in development costs related to the purchase and development of working interest in wells during the six months ended June 30, 2014.  Unrelated to any potential acquisitions or advances to be made to Richfield under the Loan Agreement, the Company expects to incur maintenance and operating costs of approximately $45,000 to $60,000 per month for the next twelve months to maintain these assets.

Effects of Inflation and Pricing

The oil and gas industry is cyclical and the demand for goods and services by oil field companies, suppliers and others associated with the industry put significant pressure on the economic stability and pricing structure within the industry. Typically, as prices for oil and natural gas increase all other associated costs increase as well. Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion to the declining prices. Material changes in prices also impact our current revenue stream, estimates of future reserves, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions. Material changes in prices can impact the value of oil and gas companies and their ability to raise capital, borrow money and retain personnel. While we do not currently expect business costs to materially increase, higher prices for oil and natural gas could result in increases in the costs of materials, services and personnel.

Critical Accounting Policies

The establishment and consistent application of accounting policies is a vital component of accurately and fairly presenting our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as well as ensuring compliance with applicable laws and regulations governing financial reporting. While there are rarely alternative methods or rules from which to select in establishing accounting and financial reporting policies, proper application often involves significant judgment regarding a given set of facts and circumstances and a complex series of decisions.

Asset Retirement Obligations

We have obligations to plug and abandon our oil and natural gas wells and related equipment. Liabilities for asset retirement obligations are recorded at fair value in the period incurred. The related asset value is increased by the same amount. Asset retirement costs included in the carrying amount of the related asset are subsequently allocated to expense as part of our depletion calculation.

Estimating future asset retirement obligations requires us to make estimates and judgments regarding timing, existence of a liability, as well as what constitutes adequate restoration. We use the present value of estimated cash flows related to our asset retirement obligations to determine the fair value. Present value calculations inherently incorporate numerous assumptions and judgments, which include the ultimate retirement and restoration costs, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of our existing asset retirement obligation liability, a corresponding adjustment will be made to the carrying cost of the related asset.

Revenue Recognition

Revenue from the sale of crude oil, natural gas and natural gas liquids is recorded when the significant risks and rewards of ownership of the product is transferred to the buyer, which is usually when legal title passes to the external party. For crude oil and natural gas liquids, delivery generally occurs upon pick up at the field tank battery and natural gas delivery occurs at the pipeline delivery point. Revenue is not recognized for the production in tanks, or oil in pipelines that has not been delivered to the purchaser. Revenue is measured net of discounts and royalties. Royalties and severance taxes are incurred based on the actual price received from the sales. We use the sales method of accounting for imbalances related to differences between the volume of gas sold and the volumes to which we are entitled based on our interest in various properties. We would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation. For all periods reported, we had no natural gas production.

Stock-Based Compensation

We have accounted for stock-based compensation under the provisions of FASB ASC 718. This standard requires us to record an expense associated with the fair value of stock-based compensation over the period in which it is earned, typically the vesting period. We use the Black-Scholes option valuation model to calculate the value of options and warrants at the date of grant and as of each reporting period. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimate.

Stock Issuance

We record the stock-based awards issued to consultants and other external entities for goods and services at either the fair market value of the goods received or services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505.

Income Taxes

We account for income taxes under FASB ASC 740. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.

The tax effects from an uncertain tax position can be recognized in the consolidated financial statements only if the position is more likely than not to be sustained if the position were to be challenged by a taxing authority. We have examined the tax positions taken in our tax returns and determined that there are no uncertain tax positions. As a result, we have recorded no uncertain tax liabilities in our consolidated balance sheet.

Oil and Gas Properties

We account for oil and natural gas properties by the successful efforts method. Under this method of accounting, costs relating to the acquisition and development of proved areas are capitalized when incurred. The costs of development wells are capitalized whether productive or non-productive. Leasehold acquisition costs are capitalized when incurred. If proved reserves are found on an unproved property, leasehold costs are transferred to proved properties. Exploration dry holes are charged to expense when it is determined that no commercial reserves exist. Other exploration costs, including personnel costs, geological and geophysical expenses and delay rentals for oil and natural gas leases, are charged to expense when incurred. The costs of acquiring or constructing support equipment and facilities used in oil and natural gas producing activities are capitalized. Production costs are charged to expense as incurred and are those costs incurred to operate and maintain our wells and related equipment and facilities.

Depletion of producing oil and natural gas properties is recorded based on units of production. Acquisition costs of proved properties are depleted on the basis of all proved reserves, developed and undeveloped, and capitalized development costs (wells and related equipment and facilities) are depleted on the basis of proved developed reserves. As more fully described below, proved reserves are estimated by our independent petroleum engineer and are subject to future revisions based on availability of additional information. Asset retirement costs are recognized when the asset is placed in service, and are depleted over proved reserves using the units of production method.

Oil and natural gas properties are reviewed for impairment when facts and circumstances indicate that their carrying value may not be recoverable. We compare net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect our estimation of future price volatility. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, using estimated discounted future net cash flows based on management’s expectations of future oil and natural gas prices. We have recorded no impairment on any of our properties.

Unproven properties that are individually significant are assessed for impairment and if considered impaired are charged to expense when such impairment is deemed to have occurred.

The sale of a partial interest in a proved oil and natural gas property is accounted for as normal retirement and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production depletion rate. If the units-of-production rate is significantly affected, then the sale is accounted for as the sale of an asset, and a gain or loss is recognized. The unamortized cost of the property or group of properties is apportioned to the interest sold and interest retained on the basis of the fair values of those interests. A gain or loss is recognized for all other sales of producing properties and is included in the results of operations. The sale of a partial interest in an unproved property is accounted for as a recovery of cost when substantial uncertainty exists as to recovery of the cost applicable to the interest retained. A gain on the sale is recognized to the extent the sales price exceeds the carrying amount of the unproved property. A gain or loss is recognized for all other sales of nonproducing properties and is included in the results of operations.

Oil and Gas Reserves

The determination of depreciation, depletion and amortization expense as well as impairments that are recognized on our oil and natural gas properties are highly dependent on the estimates of the proved oil and natural gas reserves attributable to our properties. Our estimate of proved reserves is based on the quantities of oil and natural gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in the future years from known reservoirs under existing economic and operating conditions. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment. For example, we must estimate the amount and timing of future operating costs, production taxes and development costs, all of which may in fact vary considerably from actual results. In addition, as the prices of oil and natural gas and cost levels change from year to year, the economics of producing our reserves may change and therefore the estimate of proved reserves may also change. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves.

The information regarding present value of the future net cash flows attributable to our proved oil and natural gas reserves are estimates only and should not be construed as the current market value of the estimated oil and natural gas reserves attributable to our properties. Thus, such information includes revisions of certain reserve estimates attributable to our properties included in the prior year’s estimates. These revisions reflect additional information from subsequent activities, production history of the properties involved and any adjustments in the projected economic life of such properties resulting from changes in oil and natural gas prices. Any future downward revisions could adversely affect our financial condition, our borrowing ability, our future prospects and the value of our common stock.

Use of Estimates

The preparation of financial statements under GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to proved oil and natural gas reserve volumes, certain depletion factors, future cash flows from oil and natural gas properties, estimates relating to certain oil and natural gas revenues and expenses, valuation of equity-based compensation, valuation of asset retirement obligations, estimates of future oil and natural gas commodity pricing and the valuation of deferred income taxes. Actual results may differ from those estimates.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that we adopt as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our financial statements upon adoption. (See Note 2 to our Financial Statements)

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 4.   Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive and chief financial officer, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.

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

With the participation of our chief executive and chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2014 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon our assessment we believe that as of June 30, 2014 the Company’s internal control over financial reporting was not effective due to the existence of material weakness identified by management and disclosed below.

Lack of Appropriate Independent Oversight. During the quarter covered by this report, there were no independent members of the Board of Directors who could provide an appropriate level of oversight, including challenging management’s accounting for and reporting of transactions.  Although an independent board of directors is not required by the OTC Markets (the electronic quotation system that trades the Company’s securities), we have attempted to remediate this weakness and have added two independent directors to our Board of Directors. We have also engaged a consultant to assist the Company with certain, non-routine and unusual accounting issues and transactions when they are encountered.

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

 During the fiscal quarter ended June 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

STRATEX OIL &GAS HOLDINGS, INC.

Date: August 14, 2014	By:	/s/ Stephen Funk
Stephen Funk
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 14, 2014	By:	/s/ Stephen Funk
Stephen Funk
Chief Financial Officer
(Principal Financial Officer)