Form 10-Q
period 2014-09-30
Stratex Oil & Gas Holdings, Inc.
filed 2014-11-13
CIK 1482361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 56,687,556 shares of common stock, $0.01 par value per share, as of November 5, 2014

Item 1. Financial Statements

Stratex Oil & Gas Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2014	December 31, 2013

Assets

Current Assets:
Cash	$6,072,037	$609,061
Accounts receivable	360,712	18,220
Other receivables	197,735	-
Prepaid expenses	151,273	2,800
Notes receivable and accrued interest	3,633,609	-
Total Current Assets	10,415,366	630,081

Deposits	35,025	10,025
Debt issuance costs	2,258,889	-
Oil and gas property, plant and equipment:
Proven property - net	4,378,369	893,763
Unproven property	2,158,296	1,520,870
Vehicles, furniture and equipment - net	88,854	2,380
Total Assets	$19,334,799	$3,057,119

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable and accrued liabilities	$1,822,364	$904,615
Liability to be issued in stock	-	9,000
Due to former officer - current	-	715,000
Demand notes payable	120,000	216,000
Current maturities of notes payable - net of debt discount	79,649	-
Derivative liability - warrants	132,473	76,675
Other current liabilities	33,857	-
Total Current Liabilities	2,188,343	1,921,290

Long-term Liabilities:
Due to former officer	-	84,000
Asset retirement obligations	36,612	34,000
Notes payable - net of debt discount	1,134,796	790,528
Convertible notes payable, net of debt discount	14,937,422	-

Total Long-Term Liabilities	16,108,830	908,528

Total Liabilities	18,297,173	2,829,818

Commitments and Contingencies

Stockholders' Equity (Deficit):
Series A, preferred stock, $0.01 par value; 400 shares authorized;
40 and 100 shares issued; and 0 and 60 shares outstanding, respectively	-	1
Common stock, $0.01 par value; 750,000,000 shares authorized;
and 56,687,376 and 46,692,376 shares issued and outstanding	566,874	466,924
Additional paid in capital	21,235,733	13,680,474
Accumulated deficit	(20,744,981)	(13,900,098)
Less: Treasury stock, 40 shares Series A, preferred stock, at cost	(20,000)	(20,000)
Total Stockholders' Equity (Deficit)	1,037,626	227,301

Total Liabilities and Stockholders' Equity (Deficit)	$19,334,799	$3,057,119

See accompanying notes to the condensed consolidated financial statements.

Stratex Oil & Gas Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Revenue	$294,311	$221,681	$713,361	$675,861

Operating Expenses:
Production expenses	120,025	66,201	301,755	164,852
Depletion, depreciation and amortization	72,379	26,492	114,086	132,425
General and administrative	1,661,037	1,008,494	5,327,433	1,981,793
Loss on abandonment of oil and gas assets	-	-	318,800	-
Total Operating Expenses	1,853,441	1,101,187	6,062,074	2,279,070

Loss From Operations	(1,559,130)	(879,506)	(5,348,713)	(1,603,209)

Other Income and (Expense):
Interest income	33,109	-	41,180	-
Interest expense	(780,627)	(409,701)	(2,868,302)	(1,254,707)
Change in fair value - derivative liabilities	16,296	515,470	(55,798)	526,715
Warrant amendment expense	(3,452)	-	(18,207)	-
Gain on sale of oil and gas interests	-	275,000	450,000	275,000
Gain (loss) on settlement of liabilities	-	-	83,600	-
Income from forgiveness of debt	25,000	-	25,000	-
Other income	807,100	-	846,357	12,960
Total Other Income and (Expense)	97,426	380,769	(1,496,170)	(440,032)

Net Loss	$(1,461,704)	$(498,737)	$(6,844,883)	$(2,043,241)

Net Loss Per Common Share - Basic and Diluted	$(0.03)	$(0.01)	$(0.14)	$(0.05)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	52,589,550	44,542,376	49,515,947	44,432,692

See accompanying notes to the condensed consolidated financial statements.

Stratex Oil & Gas Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For The Nine Months Ended
	September 30,	September 30,
	2014	2013

Cash Flows From Operating Activities:
Net loss	$(6,844,883)	$(2,043,241)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	82,551	83,424
Accretion of asset retirement obligation	374	-
Bad debt	5,808	-
Stock based compensation	2,432,199	339,221
Warrant amendment expense	18,207	-
Amortization of debt issue costs	583,334	-
Accretion of debt discount	1,196,724	1,215,261
Loss on abandonment of oil and gas assets	318,800	-
Gain on settlement of liabilities	(83,600)	-
Income from forgiveness of debt	(25,000)	-
Gain on sale of oil and gas interests	(450,000)	(275,000)
Change in fair value of derivative liabilities	55,798	(526,715)
Accounts receivable	(348,300)	60,215
Prepaid expenses	(148,473)	35,782
Deposits	(25,000)	-
Interest receivable	(41,180)	-
Increase (decrease) in:
Accounts payable and accrued liabilities	1,098,842	447,885
Due to former officer	(799,000)	799,000
Asset retirement obligations	-	49,000
Other current liabilities	33,857	-
Net Cash Provided By (Used In) Operating Activities	(2,938,942)	184,832

Cash Flows From Investing Activities:
Purchase of oil and gas properties	(4,512,554)	(571,209)
Proceeds from sale of oil and gas interests	450,000	-
Proceeds from sale of oil and gas properties	-	815,000
Purchase of vehicles	(36,000)	-
Purchase of furniture and equipment	(5,700)	(2,314)
Increase in other receivables	(197,735)	-
Increase in note receivable	(3,592,429)	-
Net Cash Provided By (Used In) Investing Activities	(7,894,418)	241,477

Cash Flows From Financing Activities:
Proceeds from notes payable	400,000	605,000
Repayments on notes payable	(173,675)	(688,750)
Proceeds from convertible notes payable	18,002,210	-
Debt issuance costs paid in cash	(1,932,199)	-
Sale of common stock for cash	-	35,000
Purchase of treasury stock	-	(25,000)
Net Cash Provided By (Used In) Financing Activities	16,296,336	(73,750)

Net change in cash	5,462,976	352,559

Cash at beginning of period	609,061	75,103

Cash at end of period	$6,072,037	$427,662

Supplemental disclosures of cash flow information:
Cash paid for interest	$546,766	$39,067
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Conversion of notes payable and accrued interest to common stock	$-	$36,000
Issuance of common stock to settle liabilities	$196,200	$-
Original issue discount on notes payable	$160,000	$605,000
Original issue discount on convertible notes payable	$4,028,285	$-
Debt issuance costs paid in the form of warrants	$903,917	$-
Debt issuance costs accrued	$6,107	$-
Increase in asset retirement obligation	$2,238	$-
Vehicles purchased through issuance of notes payable	$53,365	$-
Reclass convertible note to demand note	$-	$36,000

See accompanying notes to the condensed consolidated financial statements.

Stratex Oil & Gas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

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

September 30, 2014

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents at September 30, 2014 and December 31, 2013.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Stratex Oil & Gas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(unaudited)

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist primarily of oil and gas receivables, net of a valuation allowance for doubtful accounts.  As of September 30, 2014 and December 31, 2013, the allowance for doubtful accounts was $0.

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

Asset Retirement Obligations

The Company follows the provisions of the FASB ASC 410 - Asset Retirement and Environmental Obligations. The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  As of September 30, 2014 and 2013, the Company’s obligations were $36,612 and $34,000, respectively.  The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. The Company’s asset retirement obligations relate to the abandonment of oil and gas producing facilities. The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate. Accretion of asset retirement costs were immaterial for the nine months ended September 30, 2014 and 2013.

Stratex Oil & Gas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

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

When the Company records a BCF the relative fair value of the BCF would be recorded as a debt discount against the face amount of the respective debt instrument. The debt discount attributable to the BCF is amortized over the period from issuance to the date that the debt matures.

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

September 30, 2014

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

The Company follows ASC 740 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its condensed consolidated financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. ASC 740 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. After review of the Company’s tax positions, no liabilities were recorded for unrecognized tax benefits as of September 30, 2014 or December 31, 2013.

None of the Company’s federal or state income tax returns is currently under examination by the Internal Revenue Service (“IRS”)or state authorities. However, years 2010 and later remain subject to examination by the IRS and respective states.

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

The Company had the following potential common stock equivalents at September 30, 2014:

Convertible debt – face amount of $120,000, conversion price of $0.70	171,429
Convertible debt – face amount of $18,002,210, conversion price of $0.30	60,007,367
Common stock options, exercise price of $0.08 - $0.50	15,100,000
Common stock warrants, exercise price of $0.15 - $0.85	26,439,116
Total common stock equivalents	101,717,912

The Company had the following potential common stock equivalents at September 30, 2013:

Convertible debt – face amount of $216,000, conversion price of $0.70	308,571
Common stock options, exercise price of $0.50	1,500,000
Common stock warrants, exercise price of $0.70 - $1.65	3,206,250
Common stock to be issued	2,500,000
Total common stock equivalents	7,514,821

Stratex Oil & Gas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(unaudited)

Since the Company reflected a net loss during the three and nine month periods ended September 30, 2014 and 2013, the effect of considering any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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

September 30, 2014

(unaudited)

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative warrant liability and derivative feature of convertible notes at every reporting period and recognizes gains or losses in the statements of operations attributable to the change in the fair value of the derivatives.

Financial instruments measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

September 30, 2014	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total

Derivative warrant liabilities	$-	$-	$132,473	$132,473

December 31, 2013	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Derivative warrant liabilities	$-	$-	$76,675	$76,675

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period January 1, 2013 to March 31, 2014:

	Fair Value Measurement Using Level 3 Inputs
	Derivative Liabilities	Total

Balance, January 1, 2013	$593,555	$593,555

Purchases, issuances and settlements	-	-

Total gains or losses (realized/unrealized) included in net loss	(516,880)	(516,880)

Transfers in and/or out of Level 3	-	-

Balance, December 31, 2013	$76,675	$76,675

Purchases, issuances and settlements	-	-

Total gains or losses (realized/unrealized) included in net loss	55,798	55,798

Transfers in and/or out of Level 3	-	-

Balance, September 30, 2014	$132,473	$132,473

Stratex Oil & Gas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(unaudited)

Fair Value of Financial Assets and Liabilities Measured on a Non-Recurring Basis

For periods in which impairment has occurred, the Company is required to write down the value of the impaired asset to its fair value. No impairment charges were recorded during the nine months ended September 30, 2014 and 2013.

Recent Accounting Pronouncements

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

Note 3 Oil and Gas Assets:

The following table summarizes the Company’s oil and gas assets:

Balance – January 1, 2013	$2,527,249
Additions	1,141,503
Depletion	(98,335)
Impairment	(753,865)
Abandonments	-
Dispositions	(540,000)

Balance – December 31, 2013	2,276,552
Additions	4,188,451
Asset retirement obligations	36,238
Depletion	(84,503)
Impairment	-
Abandonments	(318,800)
Dispositions	-

Balance – September 30, 2014	$6,097,938

The Company owns support facilities and equipment which serve its oil and gas production activities. The following table details these properties and equipment, together with their estimated useful lives:

Balance – January 1, 2013	$114,495
Additions	40,424
Depreciation	(16,838)
Impairment	-

Balance – December 31, 2013	138,081
Additions	324,103
Depreciation	(23,457)
Impairment	-
Balance – September 30, 2014	$438,727

Stratex Oil & Gas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(unaudited)

During the nine months ended September 30, 2014, the Company abandoned certain working and net revenue interests in oil and gas property located in Callahan County, Texas. In connection with the abandonment, the Company recognized losses totaling $318,800.

During the nine months ended September 30, 2014 and 2013, the Company recorded $107,960 and $82,825, respectively to depletion and depreciation expense.

Note 4 Vehicles, Furniture and Equipment:

The following table summarizes furniture and equipment:

Balance – January 1, 2013	$994
Additions	2,314
Depreciation	(928)
Impairment	-

Balance – December 31, 2013	2,380
Additions	95,065
Depreciation	(8,591)
Impairment	-
Balance – September 30, 2014	$88,854

During the nine months ended September 30, 2014 and 2013, the Company recorded $8,591 and $599, respectively to depreciation expense.

Note 5 Notes Receivable and Accrued Interest:

(A)

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

On July 17, 2014 the Loan Agreement and Security Agreement was amended. Pursuant to the Amended and Restated Note and Security Agreement, the amount which the Company may advance to Richfield and its subsidiaries, was increased by $1,000,000 to a total of $4,000,000. Of the additional $1,000,000, $200,000 may be used by Richfield for general corporate purposes and $800,000 is to be used solely in connection with the Kansas Work Program. As of September 30, 2014 approximately $3,392,659 has been advanced by the Company to Richfield of which $1,200,000 had been advanced for general corporate purposes and $2,192,659 to develop Richfield’s Kansas properties.

Stratex Oil & Gas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

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

During the nine months ended September 30, 2014 advances on and interest accrued on the Loan Agreement amounted to $3,392,659 and $40,260, respectively. As of September 30, 2014, the aggregate principal and accrued interest due was $3,432,919.

The foregoing descriptions of the Amendments to the Note and Security Agreement reflected in the Amended and Restated Note and Security Agreement do not purport to be complete, and are qualified in their entirety by reference to the full text of the Amended and Restated Note and Security Agreement, included as an exhibit with the Company’s Form 8-K filed on July 23, 2014.

(B)

On September 3, 2014, the Company and Richfield entered into a note and security agreement whereby the Company loaned Richfield $199,770. The loan will be used by Richfield for expenditures for its Moroni well located near Moroni, Utah. The Note bears interest at 6.00% per annum and will be due and payable on the earlier of (i) the date six months after the effective date of the merger between the Company and Richfield and (ii) June 30, 2015. The note is secured by all assets of Richfield. As of September 30, 2014, the aggregate principal and accrued interest due was $200,690.

Note 6 Demand Notes Payable:

As of December 31, 2013, three (3) convertible notes for an aggregate principal amount of $216,000 matured. These notes were reclassified and are recorded as due on demand. During the nine months ended September 30, 2014, two (2) of these notes in the aggregate principal amount of $96,000 were repaid in full. The balance due to the remaining note holder as of September 30, 2014 was $120,000.

Note 7 Notes Payable:

(A)

During the three months ended September 30, 2014, the Company repaid a note in the principal amount of $100,000 for consideration of $75,000 and the re-pricing of 125,000 warrants that were issued with the original note. The warrants were re-priced from an exercise price of $0.85 to an exercise price of $0.30. As a result the Company recognized debt forgiveness income of $25,000 and additional interest expense of $3,452 during the three months ended September 30, 2014.

(B)

On September 23, 2014, the Company issued a promissory note in the principal amount of $24,855 for the purchase of a vehicle.  Monthly principal and interest payments are $449.56. The note bears interest at 8.99% per annum and matures on September 7, 2020.  The note is secured by a vehicle.

Notes payable as of September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014	December 31, 2013

Notes payable	$1,580,690	$1,230,000
Discount on notes	(366,245)	(439,472)
Notes payable, net of debt discount	1,214,445	790,528
Less: Current maturities	(79,649)	-

Notes payable, net of debt discount and current maturities	$1,134,796	$790,528

Stratex Oil & Gas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(unaudited)

Future minimum debt repayments under these obligations at September 30, 2014 are as follows:

Year ending December 31:

2014 (remainder of year)	$1,715

2015	113,372

2016	1,034,506

2017	410,116

2018 and thereafter	20,981

$1,580,690

Note 8 Convertible Notes Payable:

(A)	Series A Senior Secured Convertible Promissory Notes

From February 11, 2014 through April 10, 2014, the Company raised gross proceeds of $9,987,650 through the sale of units (the “Series A Units”) in a private offering (the “Series A Offering”). The purchase price for each Series A Unit was $50,000 and each Series A Unit consisted of (i) a 12% Series A Senior Secured Convertible Promissory Note in the principal amount of $50,000 (the “Series A Notes”) convertible into shares of common stock of the Company at a conversion price of $0.30 per share and (ii) a Series A warrant to purchase 33,333 shares of common stock of the Company at an exercise price of $0.30 (the “Series A Warrant”). All outstanding principal and interest of each Series A Note is due on February 11, 2016. The Series A Notes may be redeemed by the Company at any time following six (6) months after their respective issuance. If however, the Company elects to redeem the Series A Notes prior to the one (1) year anniversary date of the issuance of such Series A Note, the Company shall pay the holder all unpaid interest on the portion of the principal redeemed that would have been earned through such one (1) year anniversary date. The holder of each Series A Note may elect to convert the principal balance of the Series A Note into shares of common stock at any time following six (6) months after the issuance of such note.

The Series A Notes are secured by a first lien on substantially all of the assets of the Company, including all present and future wells and working interests, on a pro-rata basis.

Each Series A Note bears interest at 12% per annum and is due and payable quarterly, in arrears, with the initial interest payment due March 31, 2014.

Beneficial Conversion Feature

The intrinsic value of certain convertible notes, when issued, gave rise to a beneficial conversion feature which was recorded as a discount to the notes of $1,613,642 to be amortized over the period from issuance to the date that the debt matures.

Warrants

Each investor participating in the Series A Offering received a Series A Warrant, exercisable for up to 33,333 shares of common stock for every $50,000 invested. The Series A Warrants are exercisable at $0.30 per share. The Series A Warrants expire five (5) years from the date of issuance. During the nine months ended September 30, 2014, we issued Series A Warrants exercisable for up to 6,658,374 shares of our common stock to investors participating in the Series A Offering. The issuance of the Series A Warrants was recorded as a debt discount of $1,424,236 and is being amortized over the life of the Series A Note.

Stratex Oil & Gas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(unaudited)

The following is a summary of Series A Notes:

Balance – January 1, 2014	$-
Issuance of convertible notes payable	9,987,650
Discount recorded on beneficial conversion feature at issuance	(1,613,642)
Discount recorded on warrants at issuance	(1,424,236)
Repayments	-
Converted to common stock	-
Note matured – reclassified to due on demand	-
Accretion of debt discount	844,469

Convertible notes payable, net of debt discount	$7,794,241
Less current maturities	-
Balance – September 30, 2014	$7,794,241

(B)	Series B Senior Secured Convertible Promissory Notes

From June 6, 2014 through August 20, 2014, the Company raised gross proceeds of $8,014,560 through the sale of units (the “Series B Units”) in a private offering (the “Series B Offering”). The purchase price for each Series B Unit was $50,000 and each Series B Unit consisted of (i) a 12% Series B Senior Secured Convertible Promissory Note in the principal amount of $50,000 (the “Series B Notes”) convertible into shares of common stock of the Company at a conversion price of $0.30 per share and (ii) a Series B warrant to purchase 33,333 shares of common stock of the Company at an exercise price of $0.30 (the “Series B Warrant”). All outstanding principal and interest of each Series B Note is due on June 6, 2016. The Series B Notes may be redeemed by the Company at any time following six (6) months after their respective issuance. If however, the Company elects to redeem the Series B Notes prior to the one (1) year anniversary date of the issuance of such Series B Note, the Company shall pay the holder all unpaid interest on the portion of the principal redeemed that would have been earned through such one (1) year anniversary date. The holder of each Series B Note may elect to convert the principal balance of the Series B Note into shares of common stock at any time following six (6) months after the issuance of such note.

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

Warrants

Each investor participating in the Series B Offering received a Series B Warrant, exercisable for up to 33,333 shares of common stock for every $50,000 invested. The Series B Warrants are exercisable at $0.30 per share. The Series B Warrants expire five (5) years from the date of issuance. During the six months ended June 30, 2014, we issued Series B Warrants exercisable for up to 5,342,742 of our common stock to investors participating in the Series B Offering. The issuance of the Series B Warrants was recorded as a debt discount of $990,408 and is being amortized over the life of the Series B Note.

Stratex Oil & Gas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(unaudited)

The following is a summary of Series B Notes:

Balance – January 1, 2014	$-
Issuance of convertible notes payable	8,014,560
Discount recorded on beneficial conversion feature at issuance	-
Discount recorded on warrants at issuance	(990,408)
Repayments	-
Converted to common stock	-
Note matured – reclassified to due on demand	-
Accretion of debt discount	119,029

Convertible notes payable, net of debt discount	$7,143,181
Less current maturities	-
Balance – September 30, 2014	$7,143,181

Future minimum debt repayments under these obligations at September 30, 2014 are as follows:

Year ending December 31:

2014 (remainder of year)	$-

2015	-

2016	18,002,210

2017 and thereafter	-

$18,002,210

(C)	Debt Issuance Costs

Debt issuance costs, net are as follows:

Balance - January 1, 2014	$-
Debt issue costs incurred in 2014	2,842,223
Amortization of debt issue costs	(583,334)
Balance – September 30, 2014	$2,258,889

Note 9 Stockholders’ Equity (Deficit):

(A)	Preferred Stock

Pursuant to the Company’s Agreement and Plan of Merger with Richfield Oil & Gas Company (“Richfield”), dated as of May 6, 2014 (the “Merger Agreement”), the exchange of all outstanding shares of our Series A Preferred Stock for 7,000,000 shares of our common stock is a condition to the Company’s and Richfield’s obligation to effect the merger. Each share of our Series A Preferred Stock entitles the holder thereof to cast 1,000,000 votes on all matters submitted to a vote of the stockholders. Accordingly, on August 20, 2014, our board of directors (the “Board”) approved the issuance of 7,000,000 shares of our common stock to Rotary Partners LLC, an entity in which Stephen Funk, our Chief Executive Officer, owns and controls one hundred percent (100%) of the membership interests. Such shares were issued in exchange for the surrender by Rotary Partners of 60 shares (constituting all) of the Company’s outstanding Series A Preferred Stock. Previously, such shares of Series A Preferred Stock had been issued to Mr. Funk who transferred them to Rotary Partners on August 19, 2014.

Stratex Oil & Gas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(unaudited)

During the year ended December 31, 2013, the Company issued 10 shares of preferred stock held in Treasury.

Transaction Type	Quantity of Shares	Valuation	Range of Value per Share
Services rendered – officers	10	$830	$83.00
Total	10	$830	$83.00

(B)	Common Stock

During the nine months ended September 30, 2014, the Company issued the following common stock:

Transaction Type	Quantity of Shares	Valuation	Range of Value per Share
Common stock issued to settle liabilities	320,000	$112,600	$0.20-0.38
Common stock issued for preferred stock	7,000,000	-	-
Common stock issued for services	2,025,000	605,854	0.23-0.38
Common stock issued with promissory notes	800,000	160,000	0.20
Total	10,145,000	$878,454	$0.20-0.38

During the nine months ended September 30, 2014, the Company granted common stock to a consultant for future services. The Company recognizes the fair value of the shares in the statement of operations in the period earned. As of September 30, 2014, the Company has $43,146 in stock compensation related to common stock issuance that is yet to be earned.

During the year ended December 31, 2013, the Company issued the following common stock:

Transaction Type	Quantity of Shares	Valuation	Range of Value per Share
Common stock issued for cash	70,000	$35,000	$0.50
Common stock issued for services	140,000	35,000	0.25
Conversion of debt and interest	51,249	36,000	0.70
Common stock issued with promissory notes	2,000,000	290,000	0.14-0.15
Common stock issued to acquire oil and gas assets	150,000	18,000	0.12
Total	2,411,249	$414,000	$0.12-0.70

(C)  Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 1, 2013	2,075,000	$0.43
Exercisable – January 1, 2013	2,075,000	$0.43
Granted	7,321,250	$0.26
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2013	9,306,250	$0.30
Exercisable – December 31, 2013	9,306,250	$0.30
Granted	17,132,866	$0.31
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – September 30, 2014	26,439,116	$0.28
Exercisable – September 30, 2014	26,439,116	$0.28

Stratex Oil & Gas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(unaudited)

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.15 - $0.85	26,439,116	4.32 years	$0.28	26,439,116	$0.28

At September 30, 2014 and December 31, 2013, the total intrinsic value of warrants outstanding and exercisable was $697,500 and $61,000, respectively.

During the nine months ended September 30, 2014 the Company re-priced warrants to purchase an aggregate of 875,000 common shares in the capital of the Company from an exercise price of $0.85 to an exercise price of $0.15. All other warrant terms remain the same including the expiry date. (March through May 2018).

The Company recorded interest expense related to the re-priced warrants of $14,755 during the nine months ended September 30, 2014 calculated as the fair value of the re-priced warrants minus the current fair value of the surrendered warrants.

During the nine months ended September 30, 2014 the Company re-priced warrants to purchase an aggregate of 125,000 common shares in the capital of the Company from an exercise price of $0.85 to an exercise price of $0.30. All other warrant terms remain the same including the expiry date. (July 2018).

The Company recorded interest expense related to the re-priced warrants of $3,452 during the nine months ended September 30, 2014 calculated as the fair value of the re-priced warrants minus the current fair value of the surrendered warrants.

During year ended December 31, 2013 the Company re-priced warrants to purchase an aggregate of 1,400,000 common shares in the capital of the Company from an exercise price of $1.65 to an exercise price of $0.30. All other warrant terms remain the same including the expiry date of October 31, 2017.

The Company recorded compensation expense related to the re-priced warrants of $27,427 during 2013 calculated as the fair value of the re-priced warrants minus the current fair value of the surrendered warrants.

On the dates of grant during the nine months ended September 30, 2014, the Company valued warrant issuances at fair value, utilizing a Black-Scholes option valuation model.  The Company utilized the following management assumptions:

Exercise price	$0.30 – $0.37
Expected dividends	0%
Expected volatility	151% – 168%
Risk free interest rate	1.53% – 1.73%
Expected life of warrants	5 years
Expected forfeitures	0%

Stratex Oil & Gas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(unaudited)

On the dates of grant during the year ended December 31, 2013, the Company valued warrant issuances at fair value, utilizing a Black-Scholes option valuation model.  The Company utilized the following management assumptions:

Exercise price	$0.15 – $1.65
Expected dividends	0%
Expected volatility	172%
Risk free interest rate	0.62% – 1.46%
Expected life of warrants	3.9 years – 5 years
Expected forfeitures	0%

(D) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – January 1, 2013	3,000,000	$0.50
Exercisable – January 1, 2013	750,000	$0.50
Granted	11,100,000	$0.13
Exercised	-	$-
Forfeited/Cancelled	(1,500,000)	$0.50
Outstanding – December 31, 2013	12,600,000	$0.17
Exercisable – December 31, 2013	8,975,000	$0.16
Granted	5,250,000	$0.30
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – September 30, 2014	17,850,000	$0.21
Exercisable – September 30, 2014	15,100,000	$0.19

Options Outstanding				Options Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.08-$0.50	17,850,000	5.08 years	$0.21	15,100,000	$0.19

At September 30, 2014, the total intrinsic value of options outstanding and exercisable was $1,362,000.

At December 31, 2013, the total intrinsic value of options outstanding and exercisable was $363,000 and $333,000, respectively.

During the nine months ended September 30, 2014, the Company's board of directors authorized the grant of 5,250,000 stock options, having a total fair value of approximately $1,170,503, with vesting periods ranging from immediate to 2.00 years. These options expire between April 2019 and September 2019.

Stratex Oil & Gas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(unaudited)

As of September 30, 2014, the Company has $623,634 in stock-based compensation related to stock options that is yet to be vested. The weighted average expensing period of the unvested options is 1.35 years.

On the dates of grant during the nine months ended September 30, 2014, the Company valued option issuances at fair value, utilizing a Black-Scholes option valuation model.  The Company utilized the following management assumptions:

Exercise price	$0.30– $0.39
Expected dividends	0%
Expected volatility	151% – 158%
Risk free interest rate	1.58%–1.80%
Expected life of options	2.5– 3.5 years
Expected forfeitures	0%

On the dates of grant during the year ended December 31, 2013, the Company valued option issuances at fair value, utilizing a Black-Scholes option valuation model.  The Company utilized the following management assumptions:

Exercise price	$0.08 – $0.19
Expected dividends	0%
Expected volatility	172%
Risk free interest rate	1.66% – 2.69%
Expected life of options	3 years – 5 years
Expected forfeitures	0%

(E)  Treasury Stock

During the nine months ended September 30, 2014 150,000 shares of common stock was returned to the Company and retired. The stock was originally issued in November 2013 as partial consideration for working and net revenue interests in oil and gas property located in Callahan County, Texas.

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

Stratex Oil & Gas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(unaudited)

On September 18, 2014, the Westchester County Superior Court of the State of New York (the “Court”) (i) awarded the Company a judgment against Timothy Kelly (“Kelly) in the amount of $3,164,000 and (ii) dismissed “with prejudice”, all counterclaims previously asserted by Kelly against the Company.

By virtue of the Court’s ruling in our favor, we intend to vigorously pursue the enforcement of the $3,164,000 judgment awarded to us against Kelly. In September 2014 we removed from the Company’s financial statements, a liability of $799,000 of separation expenses recorded during the year ended December 31, 2013.

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

September 30, 2014

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

Employment Agreement

On August 8, 2014, the Company entered into an Employment Agreement with Matthew S. Cohen to serve as our Executive Vice President & General Counsel. The terms of the Agreement are as follows:

●	Term - 4 years,

●	Compensation - $230,000 salary per annum, subject to 10% increase per annum,

●	Bonus Eligibility – Target Bonus equal to 80% of base salary based on performance criteria to be established

●	400,000 shares of restricted common stock

●	Option Grant - 2,000,000 options to acquire restricted stock at an exercise price of $0.30 per share. Such stock options vest over a 2 year period, expire in 5 years from the date of the grant and provides for cashless exercise and “piggy-back” registration rights.

Stratex Oil & Gas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(unaudited)

Employment Agreement

On September 15, 2014, the Company entered into an Employment Agreement with Michael J. Thurz to serve as our Chief Administrative Officer. Since July 2014, Mr. Thurz has served as a member of our Board of Directors. The terms of the Agreement are as follows:

●	Term - 4 years,

●	Compensation - $200,000 salary per annum, subject to 10% increase per annum,

●	Option Grant - 1,500,000 options to acquire restricted stock at an exercise price of $0.30 per share. Such stock options vest over a 2 year period, expire in 5 years from the date of the grant and provides for cashless exercise and “piggy-back” registration rights.

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

Stratex Oil & Gas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(unaudited)

During the nine months ended September 30, 2014 the Company paid to Radnor fees of $1,119,520 and issued Radnor 3,731,750 five year warrants with an exercise price of $0.30.

In addition to the fees paid to Radnor the Company incurred financing fees of $680,700 during the nine months ended September 30, 2014 to JD Partners Co., Ltd in relation to the 2014 private placement.

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

Stratex Oil & Gas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(unaudited)

The foregoing description of the Amendment to the Agreement and Plan of Merger does not purport to be complete, and is qualified in its entirety by reference to the full text of the Amendment No. 1 to Agreement and Plan of Merger, included as an exhibit with the Company’s Form 8-K filed on July 23, 2014.

Additionally, the amount of potential advances to Richfield by the Company (Note 5 – Notes Receivable and Accrued Interest) was increased by $1,000,000 to a total of $4,000,000.

Note 11 Subsequent Events:

The Company has evaluated all events that occurred after the balance sheet date through the date when the condensed consolidated financial statements were issued to determine if they must be reported. The management of the Company determined that there were certain reportable subsequent events to be disclosed as follow.

On August 26, 2014 the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission (“SEC”). The registration statement became effective on October 24, 2014.

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

On July 17, 2014, the Company and Richfield entered into an Amended and Restated Note and Security Agreement, pursuant to which the amount the Company has agreed to advance to Richfield and its subsidiaries, has been increased by $1,000,000 to a total of $4,000,000. Of the additional $1,000,000, $200,000 may be used by Richfield for general corporate purposes and $800,000 is to be used solely in connection with the Kansas Work Program. As of November 5, 2014, a total of $3,773,085 had been advanced by the Company to Richfield, of which $1,200,000 has been utilized for general corporate purposes and $2,573,085 has been used to develop Richfield’s Kansas properties.

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

Our approach to acquiring leases and developing producing properties focuses on three types of development activities:

●	Activities involving the identification, acquisition and development of leases of property in which oil or natural gas is known to exist.

●	Activities involving low or moderate exploration and development risk. These include leases of property where oil and natural gas has been produced in the past but there are no existing wells.

●	Activities involving the acquisition of properties where it is reasonably believed that potential hydrocarbon values exist based on analysis involving geochemical, radiometric, gravitational and seismic data. This may include projects that have never been drilled or tested for oil and natural gas in the past.

Results of Operations for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013:

Revenues:

Our oil revenues increased by $72,630, or 32.8%, from $221,681 for the three months ended September 30, 2013 to $294,311 for the three months ended September 30, 2014. The increase in revenue is primarily attributable to increased production. The majority of production increase was the result of turning new wells on production in both Texas and Kansas. Overall, there was an increase of 1,228 barrels of oil produced for the three months ended September 30, 2014 over the same period in 2013. This was partially offset by a decrease of $11.01 in the weighted average price per barrel sold for the three months ended September 30, 2014 from the same period in 2013.

Our net oil production for the three months ended September 30, 2014 averaged approximately 38 Bopd compared to approximately 24 Bopd for the three months ended September 30, 2013. The increase in production in 2014 compared to 2013 is due to the additional production on recently drilled or acquired wells in Texas and Kansas.

Operating Expenses:

●	Production expense was $120,025 for the three months ended September 30, 2014 compared to $66,201 for the three months ended September 30, 2013. Production expenses increased due to the addition of newly drilled and acquired wells in Texas and Kansas, as well as an increase in overall production from existing wells for the quarter.

●	General and administrative expense was $1,661,037 for the three months ended September 30, 2014 compared to $1,008,494 for the three months ended September 30, 2013. The increase of $652,543 is primarily attributable to the following approximate net increases (decreases) in operating expenses:

	●	An increase in legal and professional fees of $410,200. In the current period the Company incurred higher legal and consulting fees due to the Company negotiating and entering into various Joint Development Agreements, the Company’s private offering and the potential merger with Richfield.

	●	An increase in travel and travel related expenses of $90,500 due to an increase in consultants travel reimbursements, as well as additional travel required in connection with the above transactions.
	●	An increase in stock based compensation fees of $109,500. In the current period the Company incurred higher stock based compensation due to increased consulting costs as part of the potential merger with Richfield, and for stock awarded as part of an employment agreement for new employee.

●

An increase in wages, taxes, and fringe benefits of $308,900 related to the hiring of additional employees in the current period. This was offset by a decrease of separation expense of ($799,000) that was included in the three months ended September 30, 2013.

●

An increase of stock options and warrants issued of $453,200 as a result of the Company hiring a General Counsel, Chief Administrative Officer, and VP- Operations during the current period. The Company also issued options to one of its Independent Directors.

	●	An increase in accounting fees of $34,900. The increase was primarily due to additional services being provided for the three months ended September 30, 2014 related to the potential merger with Richfield, that were not provided during the three months ended September 30, 2013.

●	We recorded depletion, depreciation, amortization and accretion of $72,379 during the three months ended September 30, 2014 compared to $26,492 during the three months ended September 30, 2013. The increase of 173% or $45,877, in these expenses reflects an increase in overall production compared to the three months ended September 30, 2013. There was also an increase in depreciation expense of $10,251 during the three months ended September 30, 2014 on our well equipment as a result of $324,103 in equipment additions since September 30, 2013.

Other Income and (Expense):

Other Income (Expense)-net: Other income (expenses) consists primarily of gains and losses on the change in fair value of derivative liabilities, gains and losses on sale of oil and gas properties/interests and interest expense all primarily related to the Company’s convertible promissory notes, traditional notes and warrant issuances.

Other income (expenses) - net decreased by ($283,343) to $97,426 for the three months ended September 30, 2014 as compared to other income (expenses) - net of $380,769 for the three months ended September 30, 2013. For the three months ended September 30, 2014 other income (expenses) consisted of $33,109 in interest income, ($780,627) in interest expense, a gain on change in fair value of derivative liabilities of $16,296, debt forgiveness income $25,000, warrant amendment expense $3,452, and other income of $807,100 as the Company received a favorable legal settlement with a past Officer of the Company for $799,000. For the three months ended September 30, 2013 other income (expenses) consisted of ($409,701) in interest expense, a gain on change in fair value of derivative liabilities of $515,470, and gain on sale of oil and gas interests of $275,000.

Results of Operations for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013:

Revenues:

Our oil revenues increased by 37,500, or 5.5%, from $675,861 for the nine months ended September 30, 2013 to $713,361 for the nine months ended September 30, 2014. The increase was attributable to increased production for newly drilled and acquired wells in Kansas and Texas. Overall, there was an increase of 543 barrels of oil produced for the nine months ended September 30, 2014 over the same period in 2013. This increase was offset by a decrease of $5.91 in the weighted average price per barrel sold for the nine months ended September 30, 2014 from the same period in 2013.

Our net oil production for the nine months ended September 30, 2014 averaged approximately 29 Bopd compared to approximately 27 Bopd for the nine months ended September 30, 2013. As mentioned above the increase in production in 2014 compared to 2013 is due to increased production for newly drilled and acquired wells in both Texas and Kansas

Operating Expenses:

●	Production expense was $301,755 for the nine months ended September 30, 2014 compared to $164,852 for the nine months ended September 30, 2013. The production expense increase of $136,903 or 83% was due to increased repair and maintenance costs on our existing wells, the addition of newly drilled and acquired wells in Texas and Kansas for the nine months ended September 30, 2014 over the same period in 2013.

●

Loss on Abandonment of oil and gas assets was ($318,800) for the nine months ended September 30, 2014 and $0 for the period ended September 30, 2013. The abandonment loss was recognized to reflect the Company’s termination of its Callahan County Joint Development Agreement.

●	General and administrative expense was $5,327,433 for the nine months ended September 30, 2014 compared to $1,981,793 for the nine months ended September 30, 2013. The increase of $3,345,640 in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

●

An increase in legal and professional fees of $1,345,300. In the current period the Company incurred higher legal and consulting fees due to the Company negotiating and entering into multiple Joint Development Agreements, the Company’s private offering and the potential merger with Richfield.

	●	An increase in stock based compensation fees of $605,900. In the current period the Company incurred higher stock based compensation due to increased consulting costs as part of the potential merger with Richfield, potential future acquisitions, investor relations and new employee hires.

	●	An increase in travel and travel related expenses of $180,700 due to an increase in Consultants travel reimbursements, as well as additional travel required in connection with the above transactions.

●

An increase in wages, taxes, and fringe benefits of $298,820 related to the hiring of additional employees. This was offset by a decrease of separation expense of ($799,000) that was included in the three months ended September 30, 2013.

	●	An increase of stock options and warrants issued of $1,522,100 as a result of the Company hiring a Corporate Counsel, Chief Administrative Officer and Director of Field Operations during the current year. The Company also issued warrants to three consultants, and options to an Independent Director during the nine months ended September 30, 2014.

	●	An increase in insurance expenses of $24,800. The increase was related to increased coverage limits compared to the nine months ended September 30, 2013.

●	We recorded depletion, depreciation, amortization and accretion of $114,086 during the nine months ended September 30, 2014 compared to $132,425 during the nine months ended September 30, 2013. The decrease of (14%) or ($18,339), was the result of a $34,000 Asset Retirement Obligation reduction during the year. This was slightly offset by an increase in overall production resulting in increased depletion and accretion compared to the nine months ended September 30, 2013. There was also an increase in depreciation expense of $20,000 during the nine months ended September 30, 2014 on the Company’s well equipment as a result of $324,103 in equipment additions since September 30, 2013.

Other Income and (Expense):

Other Income (Expense)-net: Other income (expenses) consists primarily of gains and losses on the change in fair value of derivative liabilities, gains and losses on sale of oil and gas properties/interests and interest expense all primarily related to the Company’s convertible promissory notes, traditional notes and warrant issuances.

Other income (expenses) - net increased by ($1,056,138) to ($1,496,170) for the nine months ended September 30, 2014 as compared to other income (expenses) - net of ( $440,032) for the nine months ended September 30, 2013. For the nine months ended September 30, 2014 other income (expenses) consisted of $41,180 in interest income, ($2,868,302) in interest expense, a loss on change in fair value of derivative liabilities of ($55,798), warrant amendment expense of ($18,207), a gain on sale of oil and gas interests of $450,000, a gain on settlement of liabilities of $83,600, debt forgiveness income $25,000, and other income of $846,357. For the nine months ended September 30, 2013 other income (expenses) consisted of ($1,254,707) in interest expense, a gain on change in fair value of derivative liabilities of $526,715, gain on sale of oil and gas interests of $275,000 and other income of $12,960.

Liquidity and Capital Resources:

We have incurred net operating losses and operating cash flow deficits since inception, continuing through the third quarter of 2014. We are in the early stages of acquisition and development of oil and gas leaseholds and properties, and we have been funded primarily by a combination of equity issuances and debt, and to a lesser extent by operating cash flows, to execute on our business plan of acquiring working interests in oil and gas properties and for working capital for production.

From February 11, 2014 through September 30, 2014, the Company raised gross proceeds of $9,987,650 from the sale of our 12% Series A Senior Secured Convertible Promissory Notes (the “Series A Notes”) and gross proceeds of $8,014,560 from the sale of our 12% Series B Senior Secured Convertible Promissory Notes (the “Series B Notes”) to investors in a private offering. At September 30, 2014, we had cash and cash equivalents totaling $6,072,037.

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

The following table summarizes our total current assets, total current liabilities and working capital surplus (deficit) as of September 30, 2014 compared to December 31, 2013:

	September 30	December 31
	2014	2013
Current Assets	$10,415,366	$630,081
Current Liabilities	2,188,343	1,921,290
Working Capital Surplus (Deficit)	$8,227,023	$(1,291,209)

Cash and cash equivalents were $6,072,037 as of September 30, 2014, compared to $ 609,061 as of December 31, 2013. Changes in the net cash provided by and (used in) our operating, investing and financing activities for the nine months ended September 30, 2014 and 2013 are set forth in the following table:

	Nine Months Ended		Net Cash
	September 30		Increase
	2014	2013	(Decrease)
Net cash (used in) provided by operating activities	$(2,938,942)	$184,832	$(3,123,774)
Net cash (used in) provided by investing activities	(7,894,418)	241,477	(8,135,895)
Net cash provided by (used in) financing activities	16,296,336	(73,750)	16,370,086
Increase (decrease) in cash and cash equivalents	$5,462,976	$352,559	$5,110,417

Cash Flows from Operating Activities:

Net cash from operating activities is derived from net loss from operations adjusted for non-cash items, changes in the balances of accounts receivables, deposits and prepaid expenses, accounts payables, accrued expenses and other payables. For the nine months ended September 30, 2014, we used net cash in operating activities in the amount of ($2,938,942) compared to $184,832 of cash provided by operating activities for the nine months ended September 30, 2013. The decrease in cash provided by operating activities during the nine months ended September 30, 2014 as compared to September 30, 2013 is primarily due to increases in legal, professional fees and travel expenses related to the proposed merger during the period. This was partially offset by the Company receiving $450,000 in proceeds from the sale of oil and gas interests during 2014.

Cash Flows from Investing Activities:

Cash used in investing activities for the nine months ended September 30, 2014 was ($7,894,418) as compared to $241,477 provided during the nine months ended September 30, 2013. The net increase is primarily due to a significant increase in capital acquisition costs, and joint development costs and increases in note receivable as part of the proposed merger agreement with Richfield during the first nine months of 2014 as compared to the comparable period ended 2013.

Cash Flows from Financing Activities:

Total net cash provided by financing activities was $16,296,336 for the nine months ended September 30, 2014, as compared to ($73,750) used during the nine months ended September 30, 2013. The net increase was derived from various debt and equity offerings. For more details about these debt and equity financings, see Notes to the Condensed Consolidated Financial Statements for the nine months ended September 30, 2014, incorporated by reference herein.

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

The Company incurred approximately $4,512,554 in development costs related to the purchase and development of working interest in wells during the nine months ended September 30, 2014. Unrelated to any potential acquisitions or advances to be made to Richfield under the Loan Agreement, the Company expects to incur maintenance and operating costs of approximately $45,000 to $60,000 per month for the next twelve months to maintain these assets.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive and chief financial officer, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.

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

With the participation of our chief executive and chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2014 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon our assessment we believe that as of September 30, 2014 the Company’s internal control over financial reporting was not effective due to the existence of material weakness identified by management and disclosed below.

Lack of Appropriate Independent Oversight. During the quarter covered by this report, there was only one independent member of the Board of Directors who could provide an appropriate level of oversight, including challenging management’s accounting for and reporting of transactions. Although an independent board of directors is not required by the OTC Markets (the electronic quotation system that trades the Company’s securities), we have attempted to remediate this weakness and have added one independent director to our Board of Directors. We have also engaged a consultant to assist the Company with certain, non-routine and unusual accounting issues and transactions when they are encountered.

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

During the fiscal quarter ended September 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

STRATEX OIL & GAS HOLDINGS, INC.

Date: November 13, 2014	By:	/s/ Stephen Funk
Stephen Funk
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2014	By:	/s/ Stephen Funk
Stephen Funk
Chief Financial Officer
(Principal Financial Officer)

36