Form 10-Q
period 2015-03-31
Stratex Oil & Gas Holdings, Inc.
filed 2015-05-15
CIK 1482361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-164856

STRATEX OIL & GAS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Colorado	94-3364776
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

175 South Main Street, Suite 900 Salt Lake City, Utah	84111
(Address of principal executive offices)	(Zip Code)

(801) 519-8500
(Registrant’s telephone number, including area code)

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

The issuer had 118,995,071 shares of common stock outstanding as of May 15, 2015.

Item 1. Financial Statements.

Stratex Oil & Gas Holdings, Inc.
Condensed Consolidated Balance Sheets

	(Unaudited) March 31, 2015	December 31, 2014
Assets

Current Assets:
Cash	$224,203	$1,937,225
Accounts receivable	244,100	448,702
Prepaid expenses	3,673	39,593
Total Current Assets	471,976	2,425,520

Deposits	146,746	128,805
Debt issuance costs	1,520,698	1,887,378
Oil and gas property, plant and equipment:
Proven property - net	9,000,917	9,834,506
Unproven property	11,258,581	10,951,429
Support facilities and related well equipment - net	2,250,851	2,652,271
Vehicles, furniture and equipment - net	114,832	122,309
Total Assets	$24,764,601	$28,002,218

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued liabilities	$2,952,875	$3,609,890
Demand notes payable	322,575	322,575
Current maturities of notes payable - net of debt discount	678,032	573,094
Current maturities of convertible notes payable - net of debt discount	138,182	138,182
Capital lease obligations	-	88,000
Derivative liability - warrants	25,584	128,829
Total Current Liabilities	4,117,248	4,860,570

Long-term Liabilities:
Asset retirement obligations	663,269	639,349
Notes payable - net of debt discount	1,199,599	1,256,477
Convertible notes payable, net of debt discount	19,184,644	18,663,203

Total Long-Term Liabilities	21,047,512	20,559,029

Total Liabilities	25,164,760	25,419,599

Commitments and Contingencies

Stockholders' Equity:
Series A, convertible preferred stock, $0.0001 par value; 400 shares authorized; 100 shares issued; 0 and 0 shares outstanding	-	-
Common stock, $0.01 par value; 750,000,000 shares authorized; and 120,737,337 and 116,904,004 shares issued and outstanding	1,207,372	1,169,038
Additional paid in capital	29,826,735	29,321,895
Accumulated deficit	(31,414,266)	(27,888,314)
Less: Treasury stock, 40 shares Series A, convertible preferred stock, at cost	(20,000)	(20,000)
Total Stockholders' Equity	(400,159)	2,582,619

Total Liabilities and Stockholders' Equity	$24,764,601	$28,002,218

See accompanying notes to the condensed consolidated financial statements.

Stratex Oil & Gas Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended
	March 31,	March 31,
	2015	2014

Revenue	$309,728	$98,357

Operating Expenses:
Production expenses	311,527	40,939
Depletion, depreciation and amortization	178,652	17,519
General and administrative	679,428	778,608
Impairment of oil and gas assets	705,330	-
Loss on abandonment of oil and gas assets	331,405	-
Total Operating Expenses	2,206,342	837,066

Loss From Operations	(1,896,614)	(738,709)

Other Income and (Expense):
Interest expense	(1,640,506)	(325,026)
Change in fair value - derivative liabilities	103,245	(89,416)
Warrant amendment expense	-	(14,755)
Gain on sale of oil and gas interests	-	450,000
Loss on settlement of liabilities	(92,077)	(1,000)
Other income	-	39,175
Total Other Income and (Expense)	(1,629,338)	58,978

Net Loss	$(3,525,952)	$(679,731)

Net Loss Per Common Share - Basic and Diluted	$(0.03)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	116,946,597	47,287,376

See accompanying notes to the condensed consolidated financial statements.

Stratex Oil & Gas Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Three Months Ended
	March 31,	March 31
	2015	2014

Cash Flows From Operating Activities:
Net loss	$(3,525,952)	$(679,731)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	178,652	17,519
Stock based compensation	126,341	57,041
Warrant amendment expense	-	14,755
Amortization of debt issue costs	366,680	34,268
Accretion of debt discount	572,045	167,360
Impairment of oil and gas assets	705,330	-
Loss on abandonment of oil and gas assets	331,405
Loss on settlement of liabilities	92,077	1,000
Income from forgiveness of debt	-	-
Gain on sale of oil and gas interests	-	(450,000)
Change in fair value of derivative liabilities	(103,245)	89,416
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	204,602	(11,016)
Prepaid expenses	35,920	(54,593)
Deposits	(17,941)	(25,000)
Increase (decrease) in:
Accounts payable and accrued liabilities	(585,217)	947,342
Net Cash Used In Operating Activities	(1,619,303)	108,361

Cash Flows From Investing Activities:
Purchase of oil and gas properties	(84,465)	(2,246,894)
Proceeds from sale of oil and gas interests	-	45,000
Proceeds from sale of oil and gas properties	-	(21,000)
Purchase of furniture and equipment	(3,200)	(5,700)
Net Cash Provided By (Used In) Investing Activities	(87,665)	(2,228,594)

Cash Flows From Financing Activities:
Proceeds from notes payable	-	400,000
Repayments on notes payable	(2,544)	(96,373)
Proceeds from convertible notes payable	-	8,622,650
Repayments on capital leases	(3,510)	-
Debt issuance costs paid in cash	-	(366,918)
Net Cash Provided By (Used In) Financing Activities	(6,054)	8,559,359

Net change in cash	(1,713,022)	6,439,126

Cash at beginning of period	1,937,225	609,061

Cash at end of period	$224,203	$7,048,187

Supplemental disclosures of cash flow information:
Cash paid for interest	$527,108	$68,568
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Issuance of common stock to settle liabilities	$283,500	$9,000
Original issue discount on notes payable	$-	$160,000
Original issue discount on convertible notes payable	$-	$2,432,078
Debt issuance costs paid in the form of warrants	$-	$372,962
Debt issuance costs accrued	$-	$345,016
Increase in asset retirement obligation	$35,463	$95,000
Vehicles purchased through issuance of notes payable	$-	$28,510
Capitalized oil and gas properties included in accounts payable	$187,223	-

See accompanying notes to the condensed consolidated financial statements.

Stratex Oil & Gas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The Company is engaged in the sale of oil and gas and the exploration for and development of oil and gas reserves in Texas, Kansas, North Dakota, Montana, Colorado and Utah.

Basis of Presentation- Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to fairly present the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2014 and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on April 17, 2015.

Note 2 Summary of Significant Accounting Policies:

Principles of Consolidation and Presentation

The accompanying condensed consolidated financial statements been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Stratex Oil & Gas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2015 and December 31, 2014.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist primarily of oil and gas receivables, net of a valuation allowance for doubtful accounts. As of March 31, 2015 and December 31, 2014, the allowance for doubtful accounts was $0.

Oil and Gas Properties, Successful Efforts Method

The Company accounts for oil and gas properties by the successful efforts method. Under this method of accounting, costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed as incurred. The Company evaluates its proved oil and gas properties for impairment on a field-by-field basis whenever events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. The Company follows FASB ASC 360 - Property, Plant, and Equipment, for these evaluations. Unamortized capital costs are reduced to fair value if the undiscounted future net cash flows from our interest in the property’s estimated proved reserves are less than the asset’s net book value. During the three months ended March 31, 2015, the Company recorded impairments on oil and gas assets of $705,330 and a loss on abandonment of oil and gas assets of $331,405. There were no impairments or loss on abandonments for the three months ended March 31, 2014.

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

Stratex Oil & Gas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Unproven properties that are individually significant are assessed for impairment and if considered impaired are charged to expense when such impairment is deemed to have occurred. We perform periodic assessment of individually significant unproved crude oil and gas properties for impairment on a quarterly basis and we would recognize a loss at the time if there was an impairment by providing an impairment allowance. In determining whether a significant unproved property is impaired we consider numerous factors including, but not limited to, current exploration plans, favorable or unfavorable exploratory activity on adjacent leaseholds, our management and geologists’ evaluation of the lease, and the remaining months in the lease term. As of March 31, 2015 the company recorded and $66,177 expense for leases that had expired. There were no additional impairment allowances for expiring leases required as of March 31, 2015.

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

Stratex Oil & Gas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Asset Retirement Obligations

The Company follows the provisions of the FASB ASC 410 - Asset Retirement and Environmental Obligations. The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. As of March 31, 2015 and December 31, 2014, the Company’s obligations were $663,269 and $639,349, respectively. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. The Company’s asset retirement obligations relate to the abandonment of oil and gas producing facilities. The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate. Accretion of asset retirement costs for the three months ended March 31, 2015 and 2014 were $14,925 and $0, respectively.

Debt Issue Costs and Debt Discount

The Company may pay debt issue costs, and record debt discounts in connection with raising funds through the issuance of convertible debt. These costs are amortized over the life of the debt to interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Original Issue Discount

For certain debt issued, the Company provided the debt holder with an original issue discount. The original issue discount was equal to simple interest at 10% - 20% of the proceeds raised. The original issue discount was recorded to debt discount reducing the face amount of the note and is being amortized to interest expense over the maturity period of the debt. For certain debt the original issue discount exceeded face value bringing the carrying value to $0 and the remainder charged to interest expense.

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

Stratex Oil & Gas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The Company follows ASC 740 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its consolidated financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. ASC 740 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. After review of the Company’s tax positions, no liabilities were recorded for unrecognized tax benefits as of December 31, 2014.

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

The Company had the following potential common stock equivalents at March 31, 2015:

Convertible debt – face amount of $21,607,939, conversion price of $0.25 - $2.50	73,645,128
Common stock options, exercise price of $0.08 - $0.50	14,350,000
Common stock warrants, exercise price of $0.15 - $0.85	32,426,917
Total common stock equivalents	120,422,045

The Company had the following potential common stock equivalents at March 31, 2014:

Convertible debt – face amount of $120,000, conversion price of $0.70	171,429
Convertible debt – face amount of $8,622,650, conversion price of $0.30	28,742,167
Common stock options, exercise price of $0.08 - $0.50	9,100,000
Common stock warrants, exercise price of $0.15 - $0.85	16,330,532
Common stock to be issued	2,770,000
Total common stock equivalents	57,114,128

Since the Company reflected a net loss during the three months ended March 31, 2015 and 2014, the effect of considering any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Stratex Oil & Gas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Stratex Oil & Gas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Financial instruments measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

March 31, 2015	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Derivative warrant liabilities	$-	$-	$25,584	$25,584

December 31, 2014	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Derivative warrant liabilities	$-	$-	$128,829	$128,829

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period January 1, 2015 to March 31, 2015:

	Fair Value Measurement Using Level 3 Inputs
	Derivative Liabilities	Total

Balance, January 1, 2015	$128,829	$128,829

Purchases, issuances and settlements

Total gains or losses (realized/unrealized) included in net loss	(103,245)	(103,245)

Transfers in and/or out of Level 3

Balance, March 31, 2015	$25,584	$25,584

Fair Value of Financial Assets and Liabilities Measured on a Non-Recurring Basis

For periods in which impairment charges have been incurred, the Company is required to write down the value of the impaired asset to its fair value. The impairment charges were recorded during the three months ended March 31, 2015 were $705,330. There were no impairment charges for the three months ended March 31, 2014.

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

Stratex Oil & Gas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Note 3 Going Concern:

The Company’s condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations causing negative working capital, in that current liabilities exceed current assets, and the Company has negative operating cash flows, which raise substantial doubt about the Company’s ability to continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $3,525,952 and net cash used in operations of $1,619,303 for the three months ended March 31, 2015 and has a working capital deficit of $3,645,272 at March 31, 2015.

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

Stratex Oil & Gas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Note 4 Oil and Gas Assets:

The following table summarizes the Company’s oil and gas assets, net:

Balance – January 1, 2014	$2,276,552
Additions	23,377,139
Depletion	(163,095)
Asset retirement obligations	36,238
Impairment	(3,697,924)
Abandonments	(1,042,975)
Dispositions	-
Balance – December 31, 2014	$20,785,935
Additions	307,679
Depletion	(71,904)
Asset retirement obligations	18,741
Impairment	(705,330)
Dispositions	(75,623)
Balance – March 31, 2015	$20,259,498

The Company owns support facilities and equipment which serve its oil and gas production activities. The following table summarizes the properties and equipment, net:

Balance – January 1, 2014	$138,081
Additions	2,578,822
Depreciation	(64,193)
Dispositions	(439)
Balance – December 31, 2014	$2,652,271
Additions	3,200
Depreciation	(84,868)
Impairment	-
Dispositions	(319,752)
Balance – March 31, 2015	$2,250,851

On March 31, 2015 we entered into a Settlement Agreement whereby we agreed to transfer oil & gas leases totaling 2,629 acres located in Zavala county, Texas. The Company also transferred interest in well equipment located on the leases. The Company recognized a loss on the abandonment in the amount of $265,228.

As of March 31, 2015 and 2014, the Company had $71,904 and $17,519, respectively to depletion expense.

Note 5 Acquisition of Richfield Oil & Gas Company:

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

Stratex Oil & Gas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Cash and cash equivalents	$6,011
Accounts receivable	188,887
Other current assets	140,439
Proven oil and gas properties (1)	8,145,486
Unproven oil and gas properties (2)	9,930,578
Well equipment	2,072,166
Furniture and equipment	38,205
Goodwill (3)	32,787
Total assets acquired	20,554,559

Accounts payable and accrued liabilities	2,500,473
Notes and loans payable (4)	4,114,183
Asset retirement obligations	601,153
Capital lease obligations	88,000
Total liabilities assumed	7,303,809

Net assets acquired	$13,250,750

(1)	Proven oil and gas properties were measured primarily using an income approach. The fair value measurements of the oil and gas assets were based, in part, on significant inputs not observable in the market and thus represent a Level 3 measurement. The significant inputs included Richfield resources, assumed future production profiles, commodity prices (mainly based on observable market inputs), discount rate of 15.0 percent, risk adjustments of classes of reserves between 10.0% and 100.0% and assumptions on the timing and amount of future development and operating costs.

(2)	Unproven oil and gas properties were measured primarily using a market approach with internal management inputs based, in part, on significant inputs not observable in the market and thus represent a Level 3 measurement. The significant inputs include estimated price per acre, potential future production and assumptions on the timing and amount of future development and operating costs.

Stratex Oil & Gas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Goodwill was the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill is not amortized and is not deductible for tax purposes.

(4)	Notes and loans payable and capital lease obligations were recognized mainly at market rates at closing (Level 1).

Note 6 Vehicles, Furniture and Equipment:

The following table summarizes furniture and equipment:

Balance – January 1, 2014	$2,380
Additions	133,792
Depreciation	(13,863)
Impairment	-
Balance – December 31, 2014	$122,309
Additions	-
Depreciation	(6,954)
Dispositions	(532)
Balance – March 31, 2015	$114,832

During three months ended March 31, 2015 and 2014, the Company recorded $6,954 and $2,034, respectively to depreciation expense.

Note 7 Demand Notes Payable:

As of March 31, 2105, three (3) convertible notes for an aggregate principal amount of $322,575 had become due and were in default. These notes were reclassified and are recorded as due on demand. The notes bear interest at rates between 10.0% to 12.0% and are convertible into shares of common stock at conversion rates between $0.60 to $2.50 per share.

Note 8 Notes Payable:

A)	Promissory Note

On May 20, 2013, the Company issued a promissory note with principal of $80,000 for proceeds of $80,000. The note bears interest at 12% per annum with interest only payments for the first 24 months. The note matures on May 19, 2015. In addition, the Company issued the note holder a five (5) year common stock purchase warrant exercisable for up to 100,000 shares of common stock at $0.85 per share. The issuance of the warrants was recorded as a debt discount up to the face amount of the note. The amount in excess of the face amount of the note was recorded to interest expense on the date of issuance. The note is secured by certain oil and gas assets of the Company.

B)	Promissory Note

On May 20, 2013, the Company issued a promissory note with principal of $25,000 for proceeds of $25,000. The note bears interest at 12% per annum with interest only payments for the first 24 months. The note matures on May 19, 2015. In addition, the Company issued the note holder a five (5) year common stock purchase warrant exercisable for up to 31,250 shares of common stock at $0.85 per share. The issuance of the warrants was recorded as a debt discount up to the face amount of the note. The amount in excess of the face amount of the note was recorded to interest expense on the date of issuance. The note is secured by certain oil and gas assets of the Company.

C)	Promissory Note

On October 1, 2013, the Company issued a promissory note with principal of $500,000 for proceeds of $500,000. The note bears interest at 12% per annum with interest only payments for the first 36 months. The note matures on September 30, 2016. In addition, the Company issued the purchaser 1,000,000 shares of common stock of the Company. The issuance of the shares was recorded as a debt discount equal to the market value of shares issued at issuance date.

D)	Promissory Note

On December 5, 2013, the Company issued a promissory note with principal of $500,000 for proceeds of $500,000. The note bears interest at 12% per annum with interest only payments for the first 36 months. The note matures on December 4, 2016. In addition, the Company issued the purchaser 1,000,000 shares of common stock of the Company. The issuance of the shares was recorded as a debt discount equal to the market value of shares issued at issuance date.

Stratex Oil & Gas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

E)	Promissory Note

On December 12, 2013, the Company issued a promissory note with principal of $25,000 for proceeds of $25,000. The note bears interest at 12% per annum and with interest only payments for the first 36 months. The note matures on December 11, 2016. In addition, the Company issued the purchaser 50,000 shares of common stock of the Company. The issuance of the shares was recorded as a debt discount equal to the market value of shares issued at issuance date.

F)	Promissory Note

On January 27, 2014, the Company issued a promissory note with principal of $400,000 for proceeds of $400,000. The note bears interest at 12% per annum and with interest only payments for the first 36 months. The note matures on January 27, 2017. In addition, the Company issued the purchaser 800,000 shares of common stock of the Company. The issuance of the shares was recorded as a debt discount equal to the market value of shares issued at issuance date.

G)	Promissory Note

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

H)	Promissory Note

On December 1, 2014 as part of the merger with Richfield, the Company assumed a promissory note in the amount of $578,454. The note bears interest at 10% per annum with monthly principal and interest payments in the amount of $15,000. The note matures on June 30, 2015.

Notes payable as of March 31, 2015 is as follows:

March 31, 2015

Notes payable	$2,141,416
Discount on notes	(263,785)
Notes payable, net of debt discount	1,877,631
Less: Current maturities	(678,032)

Notes payable, net of debt discount and current maturities	$1,199,599

Future minimum debt repayments under these obligations at March 31, 2015 are as follows:

2015 (remainder of year)	$675,814
2016	1,034,506
2017	410,116
2018	11,102
2019 and thereafter	9,878
$2,141,416

Stratex Oil & Gas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9 Convertible Notes Payable:

(A)	Series A Senior Secured Convertible Promissory Notes

From February 11, 2014 through April 10, 2014, the Company raised gross proceeds of $9,987,650 through the sale of units (the “Series A Units”) in a private offering (the “Series A Offering”). The purchase price for each Series A Unit was $50,000 and each Series A Unit consisted of (i) a 12% Series A Senior Secured Convertible Promissory Note in the principal amount of $50,000 (the “Series A Notes”) convertible into shares of common stock of the Company at a conversion price of $0.30 per share and (ii) a Series A warrant to purchase 33,333 shares of common stock of the Company at an exercise price of $0.30 per share (the “Series A Warrant”). All outstanding principal and interest of each Series A Note is due on February 11, 2016. The Series A Notes may be redeemed by the Company at any time following six (6) months after their respective issuance. If however, the Company elects to redeem the Series A Notes prior to the one (1) year anniversary date of the issuance of such Series A Note, the Company shall pay the holder all unpaid interest on the portion of the principal redeemed that would have been earned through such one (1) year anniversary date. Each Series A Note bears interest at 12% per annum and is due and payable quarterly, in arrears. The holder of each Series A Note may elect to convert the principal balance of the Series A Note into shares of common stock at any time following six (6) months after the issuance of such note. The Series A Notes are secured by a first lien on substantially all of the assets of the Company, including all present and future wells and working interests, on a pro-rata basis. As of March 31, 2015 the Company had not redeemed any Series A Notes and there were no conversions of the principal balance by note holders.

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

(B)	Series B Senior Secured Convertible Promissory Notes

From June 6, 2014 through August 20, 2014, the Company raised gross proceeds of $8,014,560 through the sale of units (the “Series B Units”) in a private offering (the “Series B Offering”). The purchase price for each Series B Unit was $50,000 and each Series B Unit consisted of (i) a 12% Series B Senior Secured Convertible Promissory Note in the principal amount of $50,000 (the “Series B Notes”) convertible into shares of common stock of the Company at a conversion price of $0.30 per share and (ii) a Series B warrant to purchase 33,333 shares of common stock of the Company at an exercise price of $0.30 per share (the “Series B Warrant”). All outstanding principal and interest of each Series B Note is due on June 6, 2016. The Series B Notes may be redeemed by the Company at any time following six (6) months after their respective issuance. If however, the Company elects to redeem the Series B Notes prior to the one (1) year anniversary date of the issuance of such Series B Note, the Company shall pay the holder all unpaid interest on the portion of the principal redeemed that would have been earned through such one (1) year anniversary date. Each Series B Note bears interest at 12% per annum and is due and payable quarterly, in arrears. The holder of each Series B Note may elect to convert the principal balance of the Series B Note into shares of common stock at any time following six (6) months after the issuance of such note. The Series B Notes are secured by a first lien on substantially all of the assets of the Company, including all present and future wells and working interests, on a pro-rata basis. The lien is pari-passu with the lien granted in favor of the holders of the Company’s outstanding Series A Notes. As of March 31, 2015 the Company had not redeemed any Series B Notes and there were no conversions of the principal balance by note holders.

Stratex Oil & Gas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Warrants

Each investor participating in the Series B Offering received a Series B Warrant, exercisable for up to 33,333 shares of common stock for every $50,000 invested. The Series B Warrants are exercisable at $0.30 per share. The Series B Warrants expire five (5) years from the date of issuance. During the year ended December 31, 2014, we issued Series B Warrants exercisable for up to 5,342,742 of our common stock to investors participating in the Series B Offering. The issuance of the Series B Warrants was recorded as a debt discount of $990,408 and is being amortized over the life of the Series B Note.

(C)	Other Convertible Promissory Notes

As part of the merger with Richfield, on December 1, 2014, the Company agreed to assume two (2) convertible notes in the aggregate principal amount of $138,182 and $3,194,972. Both notes bear interest at 12.0% per annum and are convertible into shares of common stock at a conversion rate of $0.25 per share. The notes mature on May 31, 2015 and June 30, 2016 respectively.

The following is a summary of Convertible Notes Payable:

March 31, 2015

Convertible notes payable	$21,335,365
Debt discount	(2,012,534)
Convertible notes payable, net of debt discount	19,322,826
Less current maturities	(138,132)
Balance – March 31, 2015	$19,184,644

Future minimum debt repayments under these obligations at March 31, 2015 are as follows:

2015 (remainder of year)	$138,182
2016	21,197,182
2017 and thereafter	-
$21,335,364

D)	Debt Issuance Costs

Debt issuance costs, net are as follows:

Balance - January 1, 2014	$-
Debt issuance costs incurred in 2014	2,845,541
Amortization of debt issuance costs	(958,163)
Balance – December 31, 2014	$1,887,378
Amortization of debt issuance costs	(366,680)
Balance - March 31, 2015	$1,520,698

Stratex Oil & Gas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10 Stockholders’ Equity (Deficit):

(A)	Preferred Stock

During the three months ended March 31, 2015 the Company did not issue any shares of preferred stock.

(B)	Common Stock

During the three months ended March 31, 2015, the Company issued the following common stock:

Transaction Type	Quantity of Shares	Valuation	Range of Value per Share
Common stock issued for services	400,000	$54,000	$0.135
Common stock issued to settle liabilities	2,100,000	283,500	$0.135
Common stock issued to settle lawsuit and abandon lease	1,333,333	133,333	$0.10
Total	3,833,333	$470,833	$0.10-0.135

(C)	Warrants

The following is a summary of the Company’s warrant activity during the three months ended March 31, 2015:

	Warrants	Weighted Average Exercise Price

Outstanding – January 1, 2015	33,450,677	$0.34
Exercisable – January 1, 2015	33,450,677	$0.34
Granted	-	$-
Exercised	-	$-
Expired/Cancelled	1,023,760	$-
Outstanding – March 31, 2015	32,426,917	$0.34
Exercisable – March 31, 2015	32,426,917	$0.34

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.15 - $0.85	32,426,917	3.36 years	$0.32	32,426,917	$0.32

At March 31, 2015 and 2014 there was no intrinsic value of warrants outstanding and exercisable.

(D)	Options

The following is a summary of the Company’s option activity during the three months ended March 31, 2015:

	Options	Weighted Average Exercise Price

Outstanding – January 1, 2015	17,850,000	$0.21
Exercisable – January 1, 2015	15,225,000	$0.19
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	(2,000,000)	$0.30
Outstanding – March 31, 2015	15,850,000	$0.20
Exercisable – March 31, 2015	14,350,000	$0.19

Stratex Oil & Gas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Options Outstanding				Options Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.08-$0.50	15,850,000	4.61 years	$0.20	14,350,000	$0.19

At March 31, 2015 and 2014 there was no intrinsic value of options outstanding and exercisable.

(E)	Treasury Stock

There were no treasury stock transactions during the three months ended March 31, 2015.

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

On December 10, 2013, the Company entered into a Joint Development Agreement dated as of December 3, 2013 (the “Joint Agreement”) with Eagleford Energy, Inc., an Ontario, Canada Corporation (“Eagleford”) and its wholly-owned subsidiary, Eagleford Energy, Zavala Inc., a Nevada corporation (“Eagleford Zavala”). On January 24, 2014, the Company, Eagleford and Eagleford Zavala entered into an amendment to the Joint Agreement (the “First Amendment”), pursuant to which Eagleford Zavala, in exchange for certain commitments made by us therein, accelerated the grant to us of certain undivided interests in its oil and gas lease dated September 1, 2013 covering approximately 2,629 acres in Zavala County, Texas (the “Lease”). Effective March 31, 2015 the Company settled litigation against Eagleford Energy, Zavala Inc. The action was for foreclosure of the payment of obligations owed by Eagleford Energy, Zavala Inc. for lease obligations. Prior to foreclosure Eagleford paid the obligations which were owed. On March 31, 2015 this matter was settled by Stratex releasing its interest in the project for the development of the 2,926 acres in Zavala County, Texas, to its two partners Eagleford Energy, Zavala Inc. and Quadrant Energy, Inc. The parties entered into a mutual release of all obligations. Pursuant to the Mutual Settlement Agreement and the abandonment of the lease the Company agreed to pay $25,000 in cash and issue 1,333,333 shares of common stock to Eagleford Energy Corp.

Oil & Gas Prices

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

Stratex Oil & Gas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Employment Contracts

On January 15, 2015, and effective as of January 1, 2015, the Company entered into Amended Employment Agreements with the following Executive Officers: Alan D. Gaines, Executive Chairman of the Board; Stephen P. Funk, Chief Executive Officer: Matthew S. Cohen, Executive Vice President and General Counsel; Michael J. Thurz, Chief Administrative Officer; and Michael A. Cederstrom, Vice President. The purpose of the Amended Employment Agreements was to assist with the Company’s cash flow during this period of reduced oil and gas commodity pricing. The amendments to the Employment Agreements removed the provision stating the amount of salary to be paid and replaced it with the following statement, “…salary at the rate to be determined by the Board of Directors. Executive’s base salary may be reviewed and further adjusted from time to time by the Board in its discretion”. Pursuant to this amendment the Board of Directors reduced the Executive Officers base salary by 75%.

On February 13, 2015 the Board of Directors accepted the resignation of Matthew S. Cohen as the Company’s General Counsel and Executive Vice President to allow him to pursue other business opportunities.

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

There were no payments to Radnor during the three months ended March 31, 2015. During the three months ended March 31, 2014 the Company paid to Radnor fees of $382,765 and issued to Radnor 1,275,900 warrants to purchase common stock that expire five (5) years from the date of issuance with an exercise price of $0.30 per share.

Joint Development Agreement

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

Note 12 Subsequent Events:

On April 1, 2015, the Company issued a promissory note with principal of $300,000 for proceeds of $300,000. The note bears interest at 12% per annum and is due and payable in 60 days. On April 21, 2015, the Company paid $150,000 of the principal balance.

On April 28, 2015 the Board of Directors of the Company, accepted the resignation of Alan D. Gaines, our Executive Chairman of the Board and Board Member. Mr. Gaines resigned in order to pursue other business opportunities. The Company and Mr. Gaines signed a Separation Agreement whereby Mr. Gaines agreed to return 1,782,266 shares of the Company’s common stock and 6,300,000 warrants vested or unvested owned by Mr. Gaines were cancelled.

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

Results of Operations for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014:

Revenues:

We generated revenues of $309,728 for the three months ended March 31, 2015 compared to $98,357 for the three months ended March 31, 2014. The increase in revenue reflects an increase in sales volumes as a result of one of the merger of the Company with Richfield on December 1, 2014.

Operating Expenses:

●	Production expense was $311,527 for the three months ended March 31, 2015 compared to $40,939 for the three months ended March 31, 2014. The increase in expenses reflects an increase in the number of producing wells as a result of one of the merger of the Company with Richfield on December 1, 2014.

●	General and administrative expense was $679,428 for the three months ended March 31, 2015 compared to $778,608 for the three months ended March 31, 2014. The overall $99,180 decrease in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

	●	A decrease in legal and professional fees of $(404,400). In the prior year the Company incurred higher legal and consulting fees due to the Company negotiating and entering into multiple Joint Development Agreements, the commencement of the Company’s private offering and merger with Richfield.

	●	An increase in Insurance expenses of $26,100 as a result of the Company’s merger with Richfield.

	●	An increase in Rent expenses of $47,600 as a result of the Company’s merger with Richfield.

	●	An increase of payroll and payroll related expenses of $139,800 that was attributed to an increase in FTE as a result to merger of the Company with Richfield on December 1, 2014.

	●	An increase in Stock based compensation of $51,500 as a result of the Company’s additional amortization of employee option agreements and additional stock awards from the previous year.

	●	An increase in all other general and administrative expenses in the amount of $40,220.

●	Depletion, depreciation and amortization expense was $178,652 for the three months ended March 31, 2015 compared to $17,519 for the three months ended March 31, 2014. The increase in expense reflects an increase in total oil production as a result of the merger of the Company with Richfield on December 1, 2014 coupled with a increase in the per barrel depletion rates as a result of the Company reserve reports as compared to the three months ended March 31, 2014.

●	Impairment of oil and gas assets was $705,330 for the three months ended March 31, 2015, and $0 for the year ended March 31, 2014. This is due to leases expiring within the next twelve months that we do not anticipate being able to renew.

●	Loss on abandonment of oil and gas assets was $331,405 for the three months ended March 31, 2015, and $0 for the year ended March 31, 2014. This is due to the $265,228 loss incurred on the abandonment of the 2,629 acres in Zavala County, Texas as a result of our settlement agreement. In addition, the Company recorded a $66,177 loss for leases that expired in our undeveloped Utah properties. There was no loss on abandonment of oil and gas assets during the three months ended March 31, 2014.

Other Income and (Expense):

Other Income (Expense)-net: Other income (expenses) consists primarily of gains and losses on the change in fair value of derivative liabilities, gains and losses on sale of oil and gas properties/interests and interest expense all primarily related to the Company’s convertible promissory notes, traditional notes and warrant issuances.

Other income (expenses) - net decreased by $1,688,316 to $(1,629,338) for the three months ended March 31, 2015 as compared to other income (expenses) - net of $58,978 for the three months ended March 31, 2014. For the three months ended March 31, 2015 other income (expenses) consisted of ($1,640,506) in interest expense, a gain on change in fair value of derivative liabilities of $103,245, and a loss on settlement of liabilities of ($92,077). For the three months ended March 31, 2014 other income (expenses) consisted of ($325,026) in interest expense, a loss on change in fair value of derivative liabilities of ($89,416), warrant amendment expense of ($14,755), a gain on sale of oil and gas interests of $450,000, a loss on settlement of liabilities of ($1,000) and other income of $39,175.

Liquidity and Capital Resources:

We have incurred net operating losses and operating cash flow deficits since inception, continuing through the first quarter of 2015. We are in the early stages of acquisition and development of oil and gas leaseholds and properties, and we have been funded primarily by a combination of equity issuances and debt, and to a lesser extent by operating cash flows, to execute on our business plan of acquiring working interests in oil and gas properties and for working capital for production. At March 31, 2015, we had cash and cash equivalents totaling $224,203.

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

Our condensed consolidated financial statements for the three months ended March 31, 2015 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

Cash Flows from Operating Activities

Cash used in operating activities was $1,619,303 for the three months ended March 31, 2015, as compared to cash provided by operating activities of $108,361 during the three months ended March 31, 2014. The decrease in cash provided by operating activities during the three months ended March 31, 2015 as compared to March 31, 2014 is primarily due to increases in legal and professional fees during the period partially offset by a decrease in salaries and payroll related expenses.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2015 was $87,665 as compared to $2,228,594 during the three months ended March 31, 2014. The net increase is primarily due to a significant increase in capital acquisition cost during the first three months of 2014 as compared to the comparable period ended 2015. The increase is slightly offset by the Company receiving $45,000 in proceeds from the sale of oil and gas interests during 2014.

Cash Flows from Financing Activities

Total net cash used in financing activities was $6,504 for the three months ended March 31, 2015, from payments on notes and capital leases. Total net cash provided by financing activities during the three months ended March 31, 2014 was $8,559,359 from various debt and equity offerings. For more details about these debt and equity financings, see Notes to the Condensed Consolidated Financial Statements for the three months ended March 31, 2015, incorporated by reference herein.

Planned Capital Expenditures

Depending on our ability to obtain sufficient financing, development plans for 2015 include identifying, acquiring and operating properties as well continued development of our existing leases. The Company plans to continue its Joint Development Programs in Texas and to review opportunistic acquisitions when available. We will also to continue to participating in the ongoing Authorization for Expense (AFE) process for the existing properties where these programs make economic sense for the Company.

The Company incurred approximately $354,428 in development costs related to the purchase and development of working interest in wells during the three months ended March 31, 2015. Unrelated to any potential acquisitions or advances to be made to Richfield under the Loan Agreement, the Company expects to incur maintenance and operating costs of approximately $45,000 to $60,000 per month for the next twelve months to maintain these assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the disclosures required by this item.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Administrative Officer (“CAO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015. The CEO and CAO have concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a smaller reporting company, we have elected not to provide the disclosures required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2015 the Company issued 2,500,000 shares of unregistered common stock to employees and consultants for work on the merger between the Company and Richfield. The shares were issued at $0.135 per share.

On March 31, 2015 the Company issued 1,333,333 shares of unregistered common stock to Eagleford Energy Corp in settlement of litigation between the Company and Eaglford Energy Corp. The shares were issued at $0.10 per share.

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

STRATEX OIL &GAS HOLDINGS, INC.

Date: May 15, 2015	By:	/s/ Stephen Funk
Stephen Funk
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2015	By:	/s/ Michael J. Thurz
Michael J. Thurz
Chief Administrative Officer
(Principal Financial Officer)

