Form 10-K/A
period 2014-12-31
Stratex Oil & Gas Holdings, Inc.
filed 2015-07-17
CIK 1482361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment #1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer had 120,737,337 shares of common stock outstanding as of April 15, 2016. The aggregate market value of the common stock held by non-affiliates was approximately $30,184,334 based upon the reported sales price of $0.25 which was the average price of the last business day of the previous second quarter on the OTCBB.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Stratex Oil and Holding’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on April 17, 2015 (the “Form 10-K”), is to furnish an amended 2014 Engineering report dated July 9, 2015 and attached to this Amended Form 10-K/A as exhibit 99.5. In addition to following sections have been amended:

PART I, ITEM 1. BUSSINESS

“Preparation of Reserve Estimates”

“Summary of Oil and Gas Reserves”

“Estimated Future Income”

PART II, ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Liquidity and Capital Resources”

PART III. ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

“Directors, Executive Officers and Corporate Governance”

PART III, ITEM 11.  EXECUTIVE COMPENSATION

“Executive Compensation”

PART III, ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

FINANCIAL STATEMENTS, Note 13 Supplemental Information on Oil and Gas Operations (Unaudited)

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as to the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K .

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

Summary of Oil and Gas Reserves

The following table summarizes our estimated quantities of proved and probable reserves as of December 31, 2014. See “Preparation of Reserves Estimates" on page 21 of this annual report on Form 10-K and the 2014 Pinnacle Reserve Report attached hereto as Exhibit 99.5 attached hereto for additional information regarding our estimated proved reserves.

	Reserve Estimates as of December 31, 2014
Reserve Category	Oil (gross)	Oil (net)	Natural Gas (gross)	Natural Gas (net)
	MBbls	MBbls	MMcf	MMcf
PROVED
Developed	5,058.4	709.0	9,196.2	272.5
Undeveloped	840.8	670.4	397.2	316.7
TOTAL PROVED	5,899.2	1,379.4	9,593.3	589.2

PROBABLE
Developed	1,457.3	1,157.8	659.6	527.1
Undeveloped	2,336.6	1,870.5	1,133.3	907.2
TOTAL PROBABLE	3,793.9	3,028.3	1,792.8	1,434.3

As of December 31, 2014, the Company had total Net Proved Undeveloped Reserves of 670,380 barrels of oil and 316,730 mcf of gas

On December 1, 2014 Stratex Oil & Gas Holdings Inc merged with Richfield Oil & Gas Company. The reserves which were presented as of December 31, 2014 were a combination of the Stratex 2013 Reserves and the reserves which were acquired by Stratex from Richfield Oil & Gas Company on December 1, 2014. Upon the combination the Company’s reserves were reported as a combination of both companies, with Stratex only reserves being reported below in the table for December 31, 2013 reserves.

Net Proved Undeveloped Reserves	Oil (Bbls)	Gas (Mcf)
Total Net PUDs at December 31, 2013	2,417	2,099
Extensions and Discoveries	-	-
Acquisitions	670,373	316,734
Divestitures	-	-
Revisions to Previous Estimates	(2,417)	(2,099)
Net PUDs Converted to Proved Developed	-	-
Total Net PUDs at December 31, 2014	670,373	316,734

The Company acquired new Net Proved Undeveloped Reserves from Richfield Oil & Gas pursuant to the merger. Nothing was spent developing/converting of Net Proved Undeveloped Reserves into proved developed reserves. The $3.6 Million in development costs were spent on reworking existing production wells and for wells that were not associated with any Net Proved Undeveloped Reserves.

No proved undeveloped reserves remain undeveloped for five years or more after the initial disclosures.

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

	Discounted Present Values (in thousands)
Category	0%		10%
	2013	2014	2013	2014
Proved
Proved Developed	$977	$28,244	$760	$13,448
Proved Undeveloped	$76	$24,026	$30	$12,540
Total Proved	$1,053	$52,270	$791	$25,988

Probable
Probable Developed	-	$65,834	-	$32,205
Probable Undeveloped	-	$105,523	-	$43,707
Total Probable	-	$171,357	-	$75,912

The reserve values in the table above are based upon the information found in the 2014 Pinnacle Reserve Report, and the 2013 La Roche Reserve Report attached as Exhibit 99.3 to Stratex’ s 2013 Form 10K, filed March 31, 2014. The values as of December 31, 2014 are based on SEC pricing guidelines, adjusted to reflect estimated differentials in our fields, and use fixed oil prices. The oil price used, before the differentials, was $91.48, and the gas price used, before differentials, was $4.35. The values as of December 31, 2013 are based on SEC pricing guidelines, adjusted to reflect estimated differentials in our fields, and use fixed oil prices. The oil price used, before the differentials, was $96.94, and the gas price used, before differentials, was $3.67.

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

Preparation of Reserves Estimates

The 2014 Pinnacle Reserve Report relates to our oil and gas properties as of December 31, 2014. The 2014 Pinnacle Reserve Report was prepared by Pinnacle and originally attached to the form 10-K as exhibit 99.4. On July 9, 2015, Pinnacle amended their report, which is attached as exhibit 99.5 to this amended form 10-K/A. The reports are based on geological and production data, and other information provided by us. We accumulated historical production data for our wells, calculated historical lease operating expenses, obtained current lease ownership information, obtained authorizations for expenditures (“AFEs”) from our operations department and obtained geological and geophysical information from the geological department.

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

Our losses from continuing operations were $13,988,216 in 2014 and $5,224,915 in 2013. No assurance can be given that we will achieve profitability or positive cash flows from our operations in the future. Our current cash balance, together with cash anticipated to be provided by operations, will not be sufficient to satisfy our anticipated cash requirements for normal operations and capital expenditures for the foreseeable future. There can be no assurance that our business operations will prove to be successful in the long-term. Our future operating results will depend on many factors, including:

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

We have authorized capital of 750,000,000 shares of common stock and 400 shares of preferred stock. As of April 15, 2015, 120,737,337 common shares and no preferred shares were issued and outstanding. In addition, as of April 15, 2015, we had outstanding warrants to purchase approximately 33,450,6777 shares of our common stock, we had outstanding options to purchase approximately 15,350,000 shares of our common stock, and notes convertible into approximately 73,782,461 shares of our common stock. Our Board of Directors has authority, without action or vote of our shareholders, to issue all or part of the authorized but unissued shares. Any such issuance will dilute the percentage ownership of our shareholders, and may dilute the book value per share of our common stock.

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

As of March 31, 2015, (i) 120,737,337 shares of our common stock were outstanding, (ii) warrants to purchase 33,450,677 shares of our common stock were outstanding, (iii) Options to purchase 15,350,000 shares of our common stock were outstanding, (iv) notes convertible into 73,782,461 shares of our common stock were outstanding, and (v) 0 shares of our preferred stock were outstanding.

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

During 2014 the Company utilized the proceeds to acquire leases, drill wells, participate in Joint Development projects and acquisition of Richfield Oil & Gas Company. Upon the acquisition of leases, participation in Joint Development projects, acquire Richfield Oil and Gas Company and to support the Company. From the time period of June 1 2014 until December 31, 2014 oil prices fell from 104.75/bbl to 53.45/bbl respectively. This sharp drop in crude oil pricing did not allow the company to change course on projects that were already in process. The proceeds which were raised were committed to identified projects and acquisitions.

The Company is diligently proceeding with the development of fields and wells in an effort to generate sufficient cash flow to continue operations. The Company has been evaluating each of its assets to lower costs of operation and overhead for the Company. As disclosed in a Form 8-K filed on 01-15-2015 the Company reduced its overhead by amending the employment contracts of all senior management by reducing their salaries by 80%. Since January two of our highest compensated employees have resigned as announced by Form 8-K on 02-17-2015 and 05-01-2015.

The following additional actions are currently in process which were announced to shareholders by press release on 06-29-2015:

SANPETE COUNTY, UTAH

On August 6, 2014, work began on a well in Central Utah, known as the Moroni 11M-1107 Well, with Whiting Oil & Gas Corporation as the record Operator. The Company owns an undivided 3.00% beneficial working interest (“BWI”) in this well and in an adjacent 20,000 net acre lease block located in Sanpete County, Utah. On February 14, 2015, the well was placed into production. The well has now been completed, surface production equipment is in place and flow back of the residual fracture treatment fluids is continuing, accompanied by varying amounts of oil and natural gas. Several more months may be required to flow back these remaining fluids before stabilized hydrocarbon production rates will be known.

ZAVALA COUNTY, TEXAS

On March 13, 2015, the Company entered into a Joint Development Agreement (“JDA”) with Itasca Energy LLC (“IT”) to drill up to 6 wells in the Buda Limestone formation on a 19,791 acre leasehold in Zavala County, Texas. The Company owns a 94.85% BWI in the leasehold. Under the JDA, IT has the potential to earn a 77.50% BWI in each of the 6 wells that is timely completed at IT’s sole cost and expense, with the Company retaining a 21.34% BWI. The Company has separately retained its full 94.85% BWI in two previously drilled wells that have not yet been completed (“Excluded Wells”), as described below. If IE timely completes and pays 100.00% of all costs through the tanks for all six wells in accordance with the JDA, IT will also earn a 77.50 % BWI in the surrounding 10,314 gross acres, reduced to a 50.00% BWI in the remaining 9,333 gross acres of the Lease, with the Company’s retained BWI in the remaining acreage increased to a 44.85% BWI.

The first well to be drilled under the JDA, known as the Matthews #2502 Well, was spudded on March 16, 2015, and reached total depth, including an approximately 5,200 foot horizontal in the Buda Limestone, on April 8, 2015. IT is currently conducting operations to establish production and install surface production equipment. If IT successfully establishes production of hydrocarbons in commercial quantities from this initial well and pays 100.00% of all costs of drilling and completion through the tanks, it will earn the right to drill the second well, which must be spudded, if at all, within 120 days after the initial well reached total depth on April 8, 2015. IT must meet these same requirements to earn the right to commence each subsequent well, each of which must be spudded within 120 days after the immediately prior well reaches total depth. If any of the five subsequent wells is not spudded within the required time period as described in the JDA, IT will only earn its interest in any prior well(s) that have been timely completed in accordance with the requirements of the JDA for establishing commercial production and payment of all costs through the tanks.

On March 31, 2015, the Company entered into a Commercial Term Sheet with Eureka Petroleum Corp. (‘Eureka”) to sell to Eureka an undivided 50% of the Company’s retained BWI under the JDA with IT discussed above, increasing to an undivided 75% of the Company’s retained BWI in the two Excluded Wells. The agreed purchase price is $3,300,000, together with a carry of the Company’s share of all costs for completion of the two Excluded Wells. Eureka has paid a $500,000 non-refundable deposit to the Company, together with $25,000 of costs for the initial re-entry and preliminary testing of the Excluded Wells.

An additional non-refundable deposit of $600,000 is scheduled to be paid prior to June 30, 2015, with the remaining $2,200,000 of the purchase price scheduled to be paid in July, 2015. Completion operations are scheduled to commence in July, 2015, on the first of the two Excluded Wells, known as the BPH Matthews #1H Well, which was previously drilled to the Pearsall formation. Completion operations on the second of the two Excluded Wells, known as the Matthew #2501, which was previously drilled to the San Miguel formation, are scheduled to commence later this summer.

RUSSELL COUNTY, KANSAS

In May, 2015, the Company reached agreements to sell its oil and gas leases and equipment located in Russell County, Kansas, to three different independent oil producers for a combined purchase price of $360,000. The Company deemed these properties uneconomic at current oil prices. The Russell County Properties sold by the Company are located in two separate projects:

As of June 9, 2015, the Company had received $285,000 for two initial closings. The remaining $75,000 of the purchase price will be released to the Company, or paid to third party vendors for the Company’s benefit, at the final closing scheduled for July15, 2015.

The Company continues to own and operate 807 gross acres (772 net acres) in Kansas which include seven producing wells, five shut in wells and 3 salt water disposal wells.

Cash from Operating Activities

Cash used in operating activities was $5,562,247 for the year ended December 31, 2014, as compared to cash used in operating activities of $66,051 during the year ended December 31, 2013. The increase in cash used in operating activities during the year ended December 31, 2014 as compared to the year ended December 31, 2013 is primarily due to an increase in overall net loss for the year from $5,244,915 at December 2013 compared to $13,988,216 at December 31, 2014. This was partially offset by an increase in asset impairment, accretion of debt discount and amortization of debt issuance costs. In addition, during the year ended December 31, 2014 as compared to the year ended December 31, 2013 there was an increase in legal and professional fees, salary and benefit costs and merger related expenses.

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

Our articles of incorporation and bylaws provide that our business is to be managed by or under the direction of our Board of Directors. Our bylaws provide that up to seven Directors are elected at our annual meeting to serve until our next annual meeting of stockholders or until their earlier resignation or removal. There are currently two vacancies on our Board of Directors. (One of the vacancies occurred on May 1, 2015 upon the resignation of Alan Gaines.). Pursuant to our bylaws, the Board of Directors may fill these vacancies or, alternatively, may reduce the size of the Board of Directors to eliminate the vacancies. As of the date of this filing, the Board of Directors has not taken any action with respect to the vacancies. Our officers serve at the pleasure of our Board of Directors. There are no family relationships among any of our directors, executive officers, or key employees. The information presented below for each director includes the specific experience, qualifications, attributes and skills that led us to the conclusion that such director should serve on our Board of Directors in light of our business and structure.

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

Alan D. Gaines Age 59, Executive Chairman. Mr. Gaines brings approximately 30 years of experience as an energy investment and merchant banker. In 1983, Mr. Gaines co-founded Gaines, Berland Inc., a full service investment bank/advisory and brokerage, specializing in global energy markets, with particular emphasis given small to mid-capitalization public and private companies. Mr. Gaines’ sold his ownership in this entity in 1998. In 2001 Mr. Gaines founded Dune Energy, Inc. (symbol: DUNR), a publicly traded independent E&P company, and served as the chairman of the board from 2001 to 2011. Mr. Gaines also served as chief executive officer of Dune Energy from its inception until April 2007. From April 2005 until August 2008, Mr. Gaines served as vice-chairman and from April 2005 until July 2008, Mr. Gaines served as a director of Baseline Oil & Gas. From 2006 to 2010, Mr. Gaines served as a director of Cross Canyon Energy Corp., where he also served as chief executive officer from April 2006 to September 2007 and as chairman of the board from April 2006 to May 2008. From February 2011 until April 2011, Mr. Gaines served as chairman of the board of Strategic American Oil Corp. (now known as Hydrocarb Energy Corp., symbol: HECC), and from January 2012 until February 2014, Mr. Gaines served on the board of directors of Eagleford Energy Inc. (symbol: EFRDF), both independent E&P companies. Mr. Gaines served as the Executive Chairman of Richfield Oil & Gas Company (“ROIL” OTCQX),) the Company which merged with Stratex Oil & Gas Holdings on December 1, 201,4. from May 2013 until May 2014. On May 1, 2015 Mr. Gaines resigned as the Executive Chairman of the Company. Mr. Gaines holds a B.B.A. in Finance from Baruch College and an M.B.A. in Finance (with distinction) from The Zarb School, Hofstra University Graduate School of Management.

Stephen P. Funk Age 52, Chief Executive Officer and Director. Mr. Funk has served as the Company’s Chief Executive Officer and Director since January, 2011 and has devoted all of his time to this position. Mr. Funk brings over 30 years of experience in finance to Stratex. He has served as the principal of Alta Investments LLC (“Alta”), a company providing specialized investment banking consultant services, since founding it in 1999. Mr. Funk has consulted on numerous mergers, acquisitions and strategic alliances. From 2007 through 2010, Mr. Funk served as the managing member of Cherokee Enterprises LLC, a construction dewatering firm serving the heavy construction industry. From 1999 through 2001, Mr. Funk was a vice president at Windham Associates, a mergers and acquisition firm. Relating to Mr. Funk’s employment, with Wellesley Services LLC in 1999: On March 31, 2006, Mr. Funk entered into a Consent Order, with the New Jersey Bureau of Securities, for alleged violations of the New Jersey Uniform Securities Law, pursuant to which, he agreed to permanent injunctive relief from directly or indirectly violating the NJ Securities Law. From 1991 to 1999, he worked at Merrill Lynch as a vice president in Business Financial Services. Mr. Funk graduated from Marist College in 1984 with a B.S. in Business Administration, Finance.

Michael J. Thurz Age 50 Chief Administrative Officer and Director. Mr. Thurz is a certified public accountant (CPA) with approximately 14 years of audit experience. Since March 2010, Mr. Thurz was elected to be a Director of the Company on July 21, 2014. On September 15, 2014 Mr. Thurz was hired as the Chief Administrative Officer of the Company, which includes the oversight of the financials of the Company. Mr. Thurz has served as a Senior Vice President of Accounting Resources Inc., a company providing back office accounting through CFO level services for companies engaged in a variety of industries including oil & gas. While employed at Accounting Resources, Mr. Thurz assisted Stratex management with day to day accounting activities and the preparation of its periodic reports for which Accounting Resources was paid an aggregate of $147,000 over the past three and one-half years. From October 2007 to February 2010, he served as Audit Senior Manager at Saslow, Lufkin & Buggy, LLP and from February 1993 to June 2007, he served as President of National Supplement Warehouse, a vitamin and supplement retail store chain. Mr. Thurz received his BSBA (accounting) from the University of Hartford in 1987.

John J. McFadden Age 70 Director. Mr. McFadden has served on Richfield’s Board of Directors since May 18, 2008. Following the Richfield Merger, Mr. McFadden joined the Stratex Board on December 1, 2014. Mr. McFadden brings to our Board of Directors over 40 years of experience in the investment banking industry. Since 1998 Mr. McFadden has been self-employed as a consultant, providing consultation to his clients regarding both investment banking and energy matters. His clients include Equitable Gas, Select Energy and Optimira Energy. From 1996 until 1998, Mr. McFadden was employed as the Senior Managing Director of Cambridge Holding and Cambridge Partners, LLC, a private investment company based in New York, NY. From 1968 until 1996 Mr. McFadden was employed by The First Boston Corporation (later Credit Suisse First Boston) with a variety of responsibilities in corporate finance and public finance, including service as Vice President and Treasurer. Mr. McFadden has previously served as a director of two publicly-traded companies, of Advanced Battery Technologies, Inc. and China Digital Animation, Inc. Mr. McFadden received a Bachelor of Arts degree from St. Bonaventure University.

Joseph P. Tate Age 71 Director. Mr. Tate has served on Richfield’s Board of Directors since March 31, 2012. Following the Richfield Merger, Mr. Tate joined the Stratex Board on December 1, 2014. Mr. Tate brings more than 40 years of entrepreneurial experience to our company. In 1967, he founded Valley Sanitation, a two-truck waste hauling business in Fort Atkinson, Wisconsin. The company had three employees and annual revenues of $40,000 the first year. In 1993, he merged his 12-location business with 10 others to form Superior Services, Inc., a solid waste, special waste and hazardous waste business serving the Midwest (“Superior”). By 1999, Superior had a successful initial public offering, a secondary offering and finally, sold to Vivendi, a French conglomerate. At the time of the sale, Superior had over 3,000 employees. Mr. Tate served as President/CEO and Chairman of the Board at Superior. After the sale of Superior, Mr. Tate started Tate Enterprises, a company that offers professional management services to the organizations in which he is a substantial equity partner. Mr. Tate is an officer, director and/or significant equity holder in several companies including: OnMilwaukee.com, an internet city guide, TMX, a decorative mulch company, Tate Farm, a ranch in Utah, Mason Car Wash, a car wash and oil change business, Sherman Disposal, a solid waste disposal company, Coastal Disposal, a solid waste disposal company, Midwest Compost, a grass and leaves transfer station and Rapport Leadership, an organizational and leadership development company. Mr. Tate recently retired from the non-profit boards of Second Harvest of Wisconsin and the Next Door Foundation. He currently serves as a director of CEO Leadership Academy, The Tate Family Foundation and Rapport Leadership.

Frederic L. Saalwachter 70 Director, Mr. Saalwachter was elected to the Board of Directors of the Company on July 21, 2014. Mr. Saalwachter has decades of experience in the energy industry with capital markets financing transactions and advisory services provided to a wide variety of oil & gas and other energy companies. As an investment banker, Mr. Saalwachter has arranged numerous debt and equity financings and provided strategic advice in connection with a large number of mergers and acquisitions. Presently, Mr. Saalwachter serves as a Managing Director in Capital Markets at StormHarbour Securities, LP, a position he has held since March 2014. He was previously Managing Director and Head of the Energy Investment Banking Group at the PrinceRidge Group and for most of the prior 16 years, he served as Managing Director in Energy Banking for the Sanders Morris Group and affiliated companies. Previously, he was a senior banker for Shearson Lehman, Kemper Securities and Warburg Paribas Becker. Mr. Saalwachter was a co-founder of a group of oilfield service companies with businesses primarily dedicated to offshore drilling. Mr. Saalwachter holds a B.A. degree from Fairfield University.

Michael A. Cederstrom Age 62 Executive Vice President and General Counsel. Mr. Cederstrom has served as Richfield’s General Counsel and Corporate Secretary from December 15, 2011 until September 9, 2014. On September 9, 2014 Mr. Cederstrom was appointed the President and CEO of Richfield and served in this capacity until December 1, 2014. On February 13, 2015 Mr. Cederstrom was appointed Executive Vice President and General Counsel of Stratex. Mr. Cederstrom provided legal services to Richfield as an independent contractor from March 2011 until December 15, 2011. Mr. Cederstrom served as General Counsel to Hewitt Petroleum, Inc. from May 2009 until March 2011. Mr. Cederstrom has over 32 years of experience as a corporate attorney representing businesses in various capacities, including SEC reporting and compliance. Mr. Cederstrom has represented oil and gas exploration and production companies for over 18 years in all areas including leasing, environmental and regulatory compliance and securities matters. Mr. Cederstrom practiced law with Dexter & Dexter Attorneys at Law from 2004 to 2008. Mr. Cederstrom’s law practice specialized in business law, including initial organization of business entities, maintenance of the entity, employment matters and business tax matters. In 1997 Mr. Cederstrom organized and registered the shares of HEGCO Canada, Inc. on the CDNX, and served as its General Counsel and CFO from 1997 to 2002. Mr. Cederstrom has participated in the organization of a bank and registration of the bank's shares on the New York Stock Exchange, and has served on the Board of Directors of two banks and several other businesses. Mr. Cederstrom received a Bachelor of Science degree in Finance from the University of Utah and a Juris Doctorate degree from Southwestern University. While at Southwestern University, Mr. Cederstrom earned two Jurisprudence Awards for exceptional achievement in the study of Tax and Estate Planning.

James M. Parrish Age 61 Vice President Operations. Mr. Parrish was hired by the Company on September 26, 2014. Mr. Parrish brings nearly 40 years of upstream and midstream oil and gas experience to Stratex. Prior to joining Stratex in September 2014, Mr. Parrish provided consulting services to a number of oil and gas companies focused on the acquisition of assets primarily in Texas. From 2007 thru 2010, Mr. Parrish served as president and chief executive officer of Infiniti Energy, LLC, a privately held E&P company based in Dallas, Texas. In 2004, Mr. Parrish co-founded Hurricane Energy, LLC, a privately held E&P company that was subsequently merged into Maverick Oil & Gas Corp. (symbol: MVOG) in March 2005, where Mr. Parrish served as executive vice president until late 2006. Mr. Parrish attended North Texas State University from 1972-1974.

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

Involvement in Certain Legal Proceedings

As disclosed in Mr. Funk’s biography above, he is subject to the terms of a consent order entered into with the New Jersey Bureau of Securities in March 2006 (the “New Jersey Consent Order”). The New Jersey Consent Order permanently enjoins Mr. Funk from, among other things, offering, selling, or promoting the sale of unregistered securities in New Jersey in violation of the securities registration requirements of the New Jersey Uniform Securities Law or issuing securities or engaging in any securities-related activity in New Jersey without registering as a broker-dealer, agent, investment adviser or investment adviser representative in New Jersey. The New Jersey Consent Order was entered into in connection with an action brought against Mr. Funk and others in connection with the sale of unregistered promissory notes in New Jersey (Peter C. Harvey, acting Attorney General of New Jersey and Franklin L. Wildman, Chief of the New Jersey Bureau of Securities v. Wellesley Services, Inc. et al., Superior Court of New Jersey, Chancery Division, Essex County, (No. C-188-03).

Except for the foregoing, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses;

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 11	EXECUTIVE COMPENSATION

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

(1) This column represents the basis salary earned and paid to each employee during the year 2014 and 2013. The base salaries were as follows:

2014

Alan D. Gains was appointed to his position on May 6, 2014 with an annual base salary of $350,000 per year. During 2014 Mr. Gaines earned and was paid $233,323;

Stephen P. Funk was employed by the Company for all 12 months of 2014 with an annual salary of $302,500 which was earned and paid in 2014;

Michael J. Thurz was appointed to his position on September 15, 2014 with an annual base salary of $200,000 per year. During 2014 Mr. Thurz earned and was paid $58,333;

Matthew Cohen was appointed to his position on August 8, 2014 with an annual base salary of $230,000 per year. During 2014 Mr. Cohen earned and was paid $76,667;

James Parrish was appointed to his position on September26, 2014 with an annual salary of $180,000 per year. During 2014 Mr. Parrish earned and was paid $47,100;

Michael A. Cederstrom was appointed to his position on December 1, 2014 with an annual salary of $266,000 per year. During 2014 Mr. Cederstrom earned and was paid $27,917.

2013

During 2013 Stephen P. Funk was the only executive officer of the Company. During 2013 Mr. Funk’s base annual salary was $250,000 of which $173,500 was paid and the remaining sum of $76,500 was accrued as December 31, 2013.

(2) This column reflects amounts awarded pursuant to the Company stock incentive plan. No stock was awarded in 2014. In 2013 Mr. Funk was awarded 10 shares of restricted preferred stock. The award was valued by an independent evaluation of $5,000.

(3) This column sets forth the valuation of stock options, based upon the Black Scholes valuation model awarded during 2014 and 2013. The Options were awarded as follows:

Alan D. Gaines was awarded 7,500,000 options to acquire common stock at an exercise price of $0.15 per share with the option expiring on 12-20-2018. The value of the option was $503,826. The options are immediately vested;

Stephen P. Funk was awarded 1,500,000 options to acquire common stock at an exercise price of $0.50 per share with the option expiring on 04-1-2015. These options were awarded on 04-01-2012 The value of the option was $684,497 which has been amortized over the period of the option. Stephen P. Funk was awarded 3,600,000 options to acquire common stock at an exercise price of $0.08 per share with the option expiring on 11-14-2023. These shares awarded on 11-14, 2013. The value of the option was $273,351. The value of these options have been amortized over the period of time that they have been issued. The value in 2013 was $501,517 and the value in 2014 was $228,168;

Michael Thurz was awarded 1,500,000 options to acquire common stock at an exercise price of $0.30 per share with the option expiring on 09-15-2019. 750,000options vest immediately and 750,000 options vest on 09-15-2015. The value of the option was $166,103. Mr.Thurz was remain employed throughout the vesting period;

Matthew Cohen was awarded 2,000,000 options to acquire common stock at an exercise price of $0.30 per share with the option expiring on 08-08-2019. 1,000,000 options vest immediately, 500,000 options vested on 08-08-2015 and 500,000 options vest on 08-08-2016. Mr. Cohen must remain employed through the vesting period:

James Parrish was awarded 1,000,000 options to acquire common stock at an exercise price of $0.30 per share with the option expiring on 09-26-2019. 750,000 options vest immediately, 250,000 options vest on 08-08-2015. Mr. Parrish must remain employed through the vesting period:

(4) In 2013this column includes compensation including auto expenses and medical reimbursement. In 2013Stephen P. Funk was reimbursed for medical insurance. There were no reimbursements in 2014.

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

Outstanding Equity Awards

During the past two years the Company has awarded Options to Directors and Officers which have been described above in the Executive Compensation Table. The Company currently does not have any stock award plan and no shares have been reserved for that purpose. The following table which contains the required information pursuant to Item 402 (p):

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2014

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity insensitive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($) Option Expiration date	Option expiration date
Alan D. Gains	7,500,000	-0-	-0-	$0.15	12-20-2018
Stephen P. Funk	1,500,000	-0-	-0-	$0.50	04-01-2015
Stephen P. Funk	3,600,000	-0-	-0-	$0.08	11-14-2023
Michael J. Thurz	750,000	750,000	-0-	$0.30	09-15-2019
Matthew Cohen	1,000,000	1,000,000	-0-	$0.30	08-08-2019
Frederic Saalwachter	250,000	-0-	-0-	$0.30	08-20-2019
James Parrish	750,000	250,000	-0-	$0.30	09-26-2019

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2014, certain information regarding beneficial ownership of our common stock by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our current directors and executive officers as a group. As of December 31, 2014, we had one class of voting securities that consisted of 116,904,004 shares of our common stock issued and outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder had sole or shared voting or investment power. In computing the number and percentage of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of December 31, 2014, pursuant to options, warrants or other rights are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. To calculate the percentage of common stock that is beneficially owned by a person or entity that beneficially owned more than 5% of our shares of common stock, each of our directors and each of our executive officers we must include the number of all shares that may be acquired within a sixty day period of December 31, 2014. This number includes all warrants, options or convertible debt that may be exercised within the sixty day period. The total number of fully diluted shares as of December 31, 2014 is:

Fully Diluted shares 12-31-2014

Shares	116,904,004
Warrants	33,450,667
options	15,225,000
debt	73,645,128
total	239,224,799

The following table is based upon information supplied by directors, officers and principal stockholders. The numerator for the percentage calculation in the table is each individual or entity’s number of shares beneficially owned, as set forth, divided by the Company’s fully diluted number of shares which totals 239,224,799 as of December 31, 2014.

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

STRATEX OIL & GAS HOLDINGS, INC.

Dated: July 17, 2015	By:	/s/ Stephen P. Funk
Stephen P. Funk
Chief Executive Officer

Dated: July 17, 2015	By:	/s/ Michael Thurz
Michael Thurz.
Chief Administrative Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEPHEN P. FUNK.	President, Chief Executive Officer	July 17, 2015
Stephen P. Funk	(Principal Executive Officer)

/s/ MICHAEL THURZ	Chief Administrative Officer and Director	July 17, 2015
Michael Thurz	(Principal Financial Officer)

/s/ JOHN J. MCFADDEN	Director	July 17, 2015
John J. McFadden

/s/ JOSEPH P. TATE	Director	July 17, 2015
Joseph P. Tate

/s/ FREDERICK SAALWACHTER	Director	July 17, 2015
Frederic Saalwachter

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to the Quarterly Report on Form 10-Q filed May 15, 2013)

4.1	Form of Promissory Note of Stratex Oil & Gas Holdings, Inc.

10.1	Consulting Agreement between Stratex Oil & Gas Holdings, Inc. and Alan Gaines dated October 15, 2013 (Incorporated by reference to the Current Report on Form 8-K filed October 18, 2013)

10.2	Purchase, Participation and Operations Agreement between Stratex Oil & Gas, Inc. and Mesa Resources, Inc. dated November 22, 2013 (Incorporated by reference to Current Report on Form 8-K filed December, 2013)

10.3	Joint Development Agreement between Eagleford Energy, Inc. Eaglefood Energy, Zavala Inc. and Stratex Oil & Gas Holdings, Inc. dated December 3, 2013 (Incorporated by reference to the Current Report on Form 8-K filed December 10, 2013)

10.4	Amendment No. 1 to Executive Employment Agreement

10.5	Amendment to Consulting Agreement

10.6	Amendment to Executive Employment Agreements (Incorporated by reference to Current Report on Form 8K filed January 22, 2015)

10.7	Departure of Officer (Incorporated by reference to Current Report on Form 8K filed February 17, 2015)

23.1	Consent of Pinnacle Energy Services L.L.C. dated April 13, 2015 (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2	Certification of Chief Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.2	Certification of Chief Administrative Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

99.1	Stratex Oil & Gas Holdings, Inc., Press Release, issued December 3, 2013 (Incorporated by reference to Current Report on Form 8-K filed December 3, 2013)

99.2	Stratex Oil & Gas Holdings, Inc., Press Release, issued December 10, 2013 (Incorporated by reference to Current Report on Form 8-K filed December 10, 2013)

99.3	LaRoche Petroleum Consultants, Ltd. Engineering Report as of December 31, 2013

99.4	Pinnacle Energy Services, LLC Engineering Report as of December 31, 2014 dated March 24, 2015

99.5	Pinnacle Energy Services, LLC Engineering Report as of December 31, 2014 dated July 9, 2015 (Filed herewith)

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

/s/ Mantyla McReynolds LLC

Salt Lake City, UT

April  15, 2015

F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

	2014	2013
	%	%
U.S. federal statutory rate	34	(31)
State income tax, net of federal benefit	4	(7)
Non-deductible stock compensation	(6)	22
Change in fair value of derivative expense	-	4
Amortization of debt discount and issuance costs	(5)	9
Impairment loss	-	6
Deferred tax true-up	-	(12)
Utilization of NOL	-	(2)
Other permanent differences	-	(1)
RTP	8	-
Change in valuation allowance	(34)	12
Other, net	(1)	0
Income tax provision (benefit)	-	-

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

The following tables summarize the Company’s proved developed and undeveloped reserves (all oil) within the United States, net of royalties, as of December 31, 2014 and 2013:

	2014		2013
Net Proved Reserves	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Proved Developed Producing	178,218	26,349	20,952	16,995
Proved Non-producing	530,814	246,113	-	-
Proved Undeveloped	670,373	316,734	2,417	2,099
Total Proved	1,379,406	589,196	23,369	19,094

	2014		2013
Net Proved Developed and Undeveloped Reserves	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Total Net Proved Reserves at January 1	20,952	16,995	26,583	23,669
Extensions and discoveries	2,470	2,763	1,291	1,149
Dispositions	(1,419)	(11,766)	-	-
Acquisitions	1,315,827	578,031	-	-
Net Production	(13,594)	(1,043)	(9,453)	(561)
Revisions to Previous estimates	55,170	4,216	2,531	(7,262)
Total Net Proved Reserves at December 31	1,379,406	589,196	20,952	16,995

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

Stratex Oil & Gas Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

Future net revenues, development, production and restoration costs have been based upon the estimates referred to above. The following tables summarize the Company’s future net cash flows relating to proved oil reserves based on the standardized measure as prescribed in FASB Topic 932 - “Extractive Activities - Oil and Gas”:

Standardized Measure of Discounted Future Net Cash Flows	2014	2013
Future Cash Inflows	$115,668,099	$1,865,657.0
Future Production Costs	(44,608,648)	(849,221)
Future Development Costs	(18,789,601)	-
Future Asset Retirement Costs	-	(39,138)
Future Income Tax Expenses	-	-
Future Net Cash Flows	52,269,850	977,298
10% Annual Discount for Estimated Timing of Cash Flows	(26,281,556)	(216,870)
Standardized Measure of Discounted Future Net Cash Flows	$25,988,294	$760,428

Reconciliation of future cash flows relating to proved reserves	2014	2013
Undiscounted values as of January 1	$977,298	$1,424,445
Extensions and discoveries	156,628	198,960
Dispositions	(159,477)	-
Acquisitions	49,947,336	-
Production	(860,190)	(847,257)
Revisions of prior volume estimates	2,332,631	201,150
Revisions of pricing	(124,377)	-
Undiscounted values as of December 31	52,269,850	977,298
10% discount factor	(26,281,556)	(216,870)
Standardized measure	$25,988,294	$760,428

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

