Form 10-K/A
period 2014-12-31
Stratex Oil & Gas Holdings, Inc.
filed 2015-08-14
CIK 1482361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment #2)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer had 120,737,337 shares of common stock outstanding as of April 16, 2015. The aggregate market value of the common stock held by non-affiliates was approximately $30,184,334 based upon the reported sales price of $0.25 which was the average price of the last business day of the previous second quarter on the OTCBB.

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to Stratex Oil and Holding’s Annual Report on Form 10-K for the year ended December 31, 2014, submitted to the Securities and Exchange Commission on April 16, 2015 (the “Form 10-K”), is to correct the following items in the form 10-K/A #1 which was filed on July 17, 2015:

FRONT PAGE:

The date of the outstanding common shares should be April 15, 2015 instead of April 16, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM page F-2

The date of the Mantyla McReynolds, LLC report should have been April 16, 2015 instead of April 15, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM page F-3

The body of the report of Mahoney Sabol & Company was inadvertently omitted.

NOTE 12 Income Taxes. Page F-33

The 2014 table for reconciliation of the reported amount of income tax expense (benefit) on the statutory rate was inadvertently changed in Form 10 K/A #1. The operational signs were reversed.

No other changes have been made to the Form 10-K. This Amendment No. 2 to the Form 10-K speaks as to the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

STRATEX OIL & GAS HOLDINGS, INC.

Dated: August 13, 2015	By:	/s/ Stephen P. Funk
Stephen P. Funk
Chief Executive Officer

Dated: August 13, 2015	By:	/s/ Michael Thurz
Michael Thurz.
Chief Administrative Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEPHEN P. FUNK.	President, Chief Executive Officer	August 13, 2015
Stephen P. Funk	(Principal Executive Officer)

/s/ MICHAEL THURZ	Chief Administrative Officer and Director	August 13, 2015
Michael Thurz	(Principal Financial Officer)

/s/ JOHN J. MCFADDEN	Director	August 13, 2015
John J. McFadden

/s/ JOSEPH P. TATE	Director	August 13, 2015
Joseph P. Tate

/s/ FREDERICK SAALWACHTER	Director	August 13, 2015
Frederic Saalwachter

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to the Quarterly Report on Form 10-Q filed May 15, 2013)

4.1	Form of Promissory Note of Stratex Oil & Gas Holdings, Inc.

10.1	Consulting Agreement between Stratex Oil & Gas Holdings, Inc. and Alan Gaines dated October 15, 2013 (Incorporated by reference to the Current Report on Form 8-K filed October 18, 2013)

10.2	Purchase, Participation and Operations Agreement between Stratex Oil & Gas, Inc. and Mesa Resources, Inc. dated November 22, 2013 (Incorporated by reference to Current Report on Form 8-K filed December, 2013)

10.3	Joint Development Agreement between Eagleford Energy, Inc. Eaglefood Energy, Zavala Inc. and Stratex Oil & Gas Holdings, Inc. dated December 3, 2013 (Incorporated by reference to the Current Report on Form 8-K filed December 10, 2013)

10.4	Amendment No. 1 to Executive Employment Agreement

10.5	Amendment to Consulting Agreement

10.6	Amendment to Executive Employment Agreements (Incorporated by reference to Current Report on Form 8K filed January 22, 2015)

10.7	Departure of Officer (Incorporated by reference to Current Report on Form 8K filed February 17, 2015)

23.1	Consent of Pinnacle Energy Services L.L.C. dated April 13, 2015 (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2	Certification of Chief Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.2	Certification of Chief Administrative Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

99.1	Stratex Oil & Gas Holdings, Inc., Press Release, issued December 3, 2013 (Incorporated by reference to Current Report on Form 8-K filed December 3, 2013)

99.2	Stratex Oil & Gas Holdings, Inc., Press Release, issued December 10, 2013 (Incorporated by reference to Current Report on Form 8-K filed December 10, 2013)

99.3	LaRoche Petroleum Consultants, Ltd. Engineering Report as of December 31, 2013

99.4	Pinnacle Energy Services, LLC Engineering Report as of December 31, 2014 dated March 24, 2015

99.5	Pinnacle Energy Services, LLC Engineering Report as of December 31, 2014 dated July 9, 2015 (Filed herewith)

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

April 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Stratex Oil & Gas Holdings, Inc

We have audited the accompanying consolidated balance sheet of Stratex Oil & Gas Holdings, Inc. (the "Company") as of December 31, 2013, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2013. Stratex Oil & Gas Holdings, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Mahoney Sabot & Company, LLP
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

