Form 10-Q
period 2015-06-30
Stratex Oil & Gas Holdings, Inc.
filed 2015-08-14
CIK 1482361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

The issuer had 119,305,071 shares of common stock outstanding as of August 14, 2015.

 TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION		3

Item 1.	Consolidated Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets (Unaudited) June 30, 2015 and December 31, 2014	3
	Condensed Consolidated Statements of Operations (Unaudited) For the Three Months Ended June 30, 2015 and 2014, and the Six Months Ended June 30, 2015 and 2014	4
	Condensed Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2015 and 2014	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION		29

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6.	Exhibits	29

SIGNATURES		29

Item 1. Financial Statements.

Stratex Oil & Gas Holdings, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets:
Cash	$104,104	$1,937,225
Accounts receivable	220,653	448,702
Prepaid expenses	902	39,593
Total Current Assets	325,659	2,425,520

Deposits	121,602	128,805
Debt issuance costs	1,157,651	1,887,378
Oil and gas property, plant and equipment:
Proven property - net	3,547,108	9,834,506
Unproven property	10,808,905	10,951,429
Support facilities and related well equipment - net	1,624,372	2,652,271
Vehicles, furniture and equipment - net	108,603	122,309
Total Assets	$17,693,900	$28,002,218

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued liabilities	$3,653,237	$3,609,890
Demand notes payable	452,575	322,575
Current maturities of notes payable - net of debt discount	520,210	573,094
Current maturities of convertible notes payable - net of debt discount	19,842,794	138,182
Capital lease obligations	-	88,000
Derivative liability - warrants	20,526	128,829
Total Current Liabilities	24,489,342	4,860,570

Long-term Liabilities:
Asset retirement obligations	290,770	639,349
Notes payable - net of debt discount	1,370,592	1,256,477
Convertible notes payable, net of debt discount	-	18,663,203

Total Long-Term Liabilities	1,661,362	20,559,029

Total Liabilities	26,150,704	25,419,599

Commitments and Contingencies

Stockholders' Equity:
Series A, convertible preferred stock, $0.0001 par value; 400 shares authorized; 100 shares issued; 40 and 60 shares outstanding	-	-
Common stock, $0.01 par value; 750,000,000 shares authorized; and 119,305,071 and 116,904,004 shares issued and outstanding	1,193,049	1,169,038
Additional paid in capital	30,259,549	29,321,895
Accumulated deficit	(39,889,402)	(27,888,314)
Less: Treasury stock, 40 shares Series A, convertible preferred stock, at cost	(20,000)	(20,000)
Total Stockholders' Equity	(8,456,804)	2,582,619

Total Liabilities and Stockholders' Equity	$17,693,900	$28,002,218

See accompanying notes to the condensed consolidated financial statements.

Stratex Oil & Gas Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Revenue	$284,694	$320,693	$594,422	$419,050

Operating Expenses:
Production expenses	206,560	140,791	518,087	181,730
Exploration expenses	392	-	392	-
Depletion, depreciation and amortization	112,867	24,188	291,519	41,707
Impairment of oil and gas assets	-	-	705,330	-
General and administrative	1,048,559	2,887,788	1,727,987	3,666,396
Loss on abandonment of oil and gas assets	-	318,800	331,405	318,800
Total Operating Expenses	1,368,378	3,371,567	3,574,720	4,208,633

Loss From Operations	(1,083,684)	(3,050,874)	(2,980,298)	(3,789,583)

Other Income and (Expense):
Interest income	-	8,071	-	8,071
Interest expense	(1,664,562)	(1,762,649)	(3,305,068)	(2,087,675)
Change in fair value - derivative liabilities	5,058	17,322	108,303	(72,094)
Warrant amendment expense	-	-	-	(14,755)
(Loss) gain on sale of oil and gas interests	(5,730,240)	-	(5,730,240)	450,000
Gain (loss) on settlement of liabilities	-	84,600	(92,077)	83,600
Loss on extinguishment of debt	(1,708)	-	(1,708)	-
Other income	-	82	-	39,257
Total Other Income and (Expense)	(7,391,452)	(1,652,574)	(9,020,790)	(1,593,596)

Net Loss	$(8,475,136)	$(4,703,448)	$(12,001,088)	$(5,383,179)

Net Loss Per Common Share - Basic and Diluted	$(0.07)	$(0.10)	$(0.10)	$(0.11)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	119,240,396	48,612,651	118,365,695	47,953,674

See accompanying notes to the condensed consolidated financial statements.

Stratex Oil & Gas Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Six Months Ended
	June 30,	June 30
	2015	2014

Cash Flows From Operating Activities:
Net loss	$(12,001,088)	$(5,383,179)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	291,520	7,707
Bad Debt	—	5,808
Stock based compensation	544,832	1,793,412
Warrant amendment expense	—	14,755
Amortization of debt issue costs	737,727	242,233
Accretion of debt discount	1,144,522	1,319,595
Impairment of oil and gas assets	705,330	318,800
Loss on abandonment of oil and gas assets	331,405
Loss on settlement of liabilities	92,077	(83,600)
Income from forgiveness of debt	—	—
Loss, gain on sale of oil and gas interests	5,945,088	(450,000)
Change in fair value of derivative liabilities	(108,303)	72,094
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	228,049	(125,888)
Prepaid expenses	38,691	(39,235)
Deposits	7,203	(25,000)
Increase (decrease) in:
Accounts payable and current liabilities	77,802	776,164
Net Cash Provided By (Used In) Operating Activities	(1,965,146)	(1564,405)

Cash Flows From Investing Activities:
Purchase of oil and gas properties	(328,660)	(3,660,108)
Proceeds from sale of oil and gas interests	360,000	450,000
Proceeds from sale of oil and gas properties	—	(21,000)
Purchase of furniture and equipment	24,077	(5,700)
Increase in other receivables	—	(244,282)
Increase on notes receivable	—	(1,391,938)
Net Cash Provided By (Used In) Investing Activities	55,417	(4,873,028)

Cash Flows From Financing Activities:
Proceeds from notes payable	—	400,000
Repayments on notes payable	(342,798)	(97,510)
Proceeds from convertible notes payable	430,916	13,020,510
Repayments on capital leases	(3,510)	—
Debt issuance costs paid in cash	(8,000)	(1,072,720)
Net Cash Provided By (Used In) Financing Activities	76,608	12,250,280

Net change in cash	(1,833,121)	5,812,847

Cash at beginning of period	1,937,225	609,061

Cash at end of period	$104,104	$6,421,908

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,092,876	$206,767
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:

Issuance of common stock to settle liabilities	$283,500	$196,200
Original issue discount on notes payable	$—	$160,000
Original issue discount on convertible notes payable	$—	$3,944,927
Debt issuance costs paid in the form of warrants	$—	$585,359
Debt issuance costs accrued	$—	$335,226
Increase in asset retirement obligation	$18,771	$157
Vehicles purchased through issuance of notes payable	$—	$28,510
Capitalized oil and gas properties included in accounts payable	$224,044	—

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2015 and December 31, 2014.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist primarily of oil and gas receivables, net of a valuation allowance for doubtful accounts. As of June 30, 2015 and December 31, 2014, the allowance for doubtful accounts was $0, respectively.

Oil and Gas Properties, Successful Efforts Method

The Company accounts for oil and gas properties by the successful efforts method. Under this method of accounting, costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed as incurred. The Company evaluates its proved oil and gas properties for impairment on a field-by-field basis whenever events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. The Company follows FASB ASC 360 - Property, Plant, and Equipment, for these evaluations. Unamortized capital costs are reduced to fair value if the undiscounted future net cash flows from our interest in the property’s estimated proved reserves are less than the asset’s net book value. During the six months ended June 30, 2015, the Company recorded impairments on oil and gas assets of $705,330 and a loss on abandonment of oil and gas assets of $331,405. There were impairments on oil and gas assets of $318,800 and no loss on abandonments for the six months ended June 30, 2014.

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

Unproven properties that are individually significant are assessed for impairment and if considered impaired are charged to expense when such impairment is deemed to have occurred. We perform periodic assessment of individually significant unproved crude oil and gas properties for impairment on a quarterly basis and we would recognize a loss at the time if there was an impairment by providing an impairment allowance. In determining whether a significant unproved property is impaired we consider numerous factors including, but not limited to, current exploration plans, favorable or unfavorable exploratory activity on adjacent leaseholds, our management and geologists’ evaluation of the lease, and the remaining months in the lease term. As of June 30, 2015 the company recorded and $66,177 expense for leases that had expired. There were no additional impairment allowances for expiring leases required as of June 30, 2015.

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

Stratex Oil & Gas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Asset Retirement Obligations

The Company follows the provisions of the FASB ASC 410 - Asset Retirement and Environmental Obligations. The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. As of June 30, 2015 and December 31, 2014, the Company’s obligations were $290,770 and $639,349, respectively. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. The Company’s asset retirement obligations relate to the abandonment of oil and gas producing facilities. The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate. Accretion of asset retirement costs for the six months ended June 30, 2015 and 2014 were $16,195 and $0, respectively.

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

The Company follows ASC 740 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its consolidated financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. ASC 740 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. After review of the Company’s tax positions, no liabilities were recorded for unrecognized tax benefits as of June 30, 2014.

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

The Company had the following potential common stock equivalents at June 30, 2015:

Convertible debt – face amount of $21,650,673, conversion price of $0.10 - $2.50	74,611,555
Common stock options, exercise price of $0.08 - $0.30	-
Common stock warrants, exercise price of $0.15 - $5.00	-
Total common stock equivalents	74,611,555

The Company had the following potential common stock equivalents at June 30, 2014:

Convertible debt – face amount of $120,000, conversion price of $0.70	171,429
Convertible debt – face amount of $13,020,510, conversion price of $0.30	43,401,700
Common stock options, exercise price of $0.08 - $0.50	9,225,000
Common stock warrants, exercise price of $0.15 - $0.85	21,581,768
Common stock to be issued	2,500,000
Total common stock equivalents	76,879,897

Since the Company reflected a net loss during the six months ended June 30, 2015 and 2014, the effect of considering any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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

Stratex Oil & Gas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Financial instruments measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

June 30, 2015	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Derivative warrant liabilities	$-	$-	$20,526	$20,526

December 31, 2014	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Derivative warrant liabilities	$-	$-	$128,829	$128,829

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period December 31, 2014 to June 30, 2015:

	Fair Value Measurement Using Level 3 Inputs
	Derivative Liabilities	Total

Balance, December 31, 2014	$128,829	$128,829

Purchases, issuances and settlements

Total gains or losses (realized/unrealized) included in net loss	(108,303)	(108,303)

Transfers in and/or out of Level 3

Balance, June 30, 2015	$20,526	$20,526

Fair Value of Financial Assets and Liabilities Measured on a Non-Recurring Basis

For periods in which impairment charges have been incurred, the Company is required to write down the value of the impaired asset to its fair value. The impairment charges were recorded during the six months ended June 30, 2015 and 2014 were $0 and $0 respectively.

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

Note 3 Going Concern:

The Company’s condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations causing negative working capital, in that current liabilities exceed current assets, and the Company has negative operating cash flows, which raise substantial doubt about the Company’s ability to continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $12,001,088 and net cash used in operations of $1,929,155 for the six months ended June 30, 2015 and has a working capital deficit of $24,163,683 at June 30, 2015.

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

Note 4 Oil and Gas Assets:

The following table summarizes the Company’s oil and gas assets, net:

Balance – January 1, 2014	$2,276,552
Additions	23,377,139
Depletion	(163,095)
Asset retirement obligations	36,238
Impairment	(3,697,924)
Abandonments	(1,042,975)
Dispositions	-
Balance – December 31, 2014	$20,785,935
Additions	336,160
Depletion	(107,284)
Asset retirement obligations	18,771
Impairment
Dispositions	(6,677,569)
Balance – June 30, 2015	$14,356,013

The Company owns support facilities and equipment which serve its oil and gas production activities. The following table summarizes the properties and equipment, net:

Balance – January 1, 2014	$138,081
Additions	2,578,822
Depreciation	(64,193)
Dispositions	(439)
Balance – December 31, 2014	$2,652,271
Additions	9,967
Depreciation	(152,387)
Impairment	-
Dispositions	(885,479)
Balance – June 30, 2015	$1,624,372

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

On June 9, 2015, the Company received $285,000 for two initial closings. The remaining $75,000 of the purchase price will be released to the Company, or paid to third party vendors for the Company’s benefit, at the final closing scheduled for July 7, 2015. The Company also transferred interest in well equipment located on the leases. The Company recognized a net loss on the sale in the amount of $5,730,240.

For the six months ended June 30, 2015 and 2014, the Company recognized $107,284 and $17,519, respectively in depletion expense.

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

Cash and cash equivalents	$6,011
Accounts receivable	188,887
Other current assets	140,439
Proven oil and gas properties (1)	8,145,486
Unproven oil and gas properties (2)	9,930,578
Well equipment	2,072,166
Furniture and equipment	38,205
Goodwill (3)	32,787
Total assets acquired	20,554,559

Accounts payable and accrued liabilities	2,500,473
Notes and loans payable (4)	4,114,183
Asset retirement obligations	601,153
Capital lease obligations	88,000
Total liabilities assumed	7,303,809

Net assets acquired	$13,250,750

(1)	Proven oil and gas properties were measured primarily using an income approach. The fair value measurements of the oil and gas assets were based, in part, on significant inputs not observable in the market and thus represent a Level 3 measurement. The significant inputs included Richfield resources, assumed future production profiles, commodity prices (mainly based on observable market inputs), discount rate of 15.0 percent, risk adjustments of classes of reserves between 10.0% and 100.0% and assumptions on the timing and amount of future development and operating costs.

(2)	Unproven oil and gas properties were measured primarily using a market approach with internal management inputs based, in part, on significant inputs not observable in the market and thus represent a Level 3 measurement. The significant inputs include estimated price per acre, potential future production and assumptions on the timing and amount of future development and operating costs.

Stratex Oil & Gas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(3)	Goodwill was the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill is not amortized and is not deductible for tax purposes.

(4)	Notes and loans payable and capital lease obligations were recognized mainly at market rates at closing (Level 1).

Note 6 Vehicles, Furniture and Equipment:

The following table summarizes vehicles, furniture, and equipment:

Balance – January 1, 2014	$2,380
Additions	133,792
Depreciation	(13,863)
Impairment	-
Balance – December 31, 2014	$122,309
Additions	1,947
Depreciation	(15,653)
Dispositions	-
Balance – June 30, 2015	$108,603

During three months ended June 30, 2015 and 2014, the Company recorded $6,228 and $2,034, respectively to depreciation expense.

Note 7 Demand Notes Payable:

As of June 30, 2105, three (3) convertible notes for an aggregate principal amount of $322,575 had become due and were in default. These notes were reclassified and are recorded as due on demand. The notes bear interest at rates between 10.0% to 12.0% and are convertible into shares of common stock at conversion rates between $0.60 to $2.50 per share.

As of June 30, 2105, three (3) notes payable for an aggregate principal amount of $130,000 had become due and were in default. These notes were reclassified and are recorded as due on demand. The notes bear interest at 12.0%.

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

On February 14, 2014 and September 23, 2014, the Company issued promissory notes in the principal amount of $28,510 and $24,855, respectively, for the purchase of two vehicles. Monthly principal and interest payments are $599 and $450, respectively. The notes bear interest at 9.49% and 9.13% per annum and mature on February 13, 2019 and September 7, 2020, respectively. The notes are each secured by a vehicle.

H)	Promissory Note

On December 1, 2014 as part of the merger with Richfield, the Company assumed a promissory note in the amount of $578,454. The note bears interest at 10% per annum with monthly principal and interest payments in the amount of $15,000. The note matures on June 30, 2015, and is currently in default. As of June 30, 2015, the balance on the note had been reduced to $654,722 through principal payments of $13,732.

I)	Promissory Note

On April 1, 2015, the Company issued a promissory note with principal of $300,000 for proceeds of $300,000. The note bears interest at 12% per annum and is due and matures on July 15, 2015. On April 21, 2015, the Company paid $150,000 of the principal balance and On June 8, 2015, the Company paid $50,000 of the principal balance, leaving an ending balance of $100,000 at June 30, 2015.

Notes payable as of June 30, 2015 is as follows:

June 30, 2015

Notes payable	$2,109,343
Discount on notes	(218,541)
Notes payable, net of debt discount	1,890,802
Less: Current maturities	(673,795)

Notes payable, net of debt discount and current maturities	$1,217,007

Future minimum debt repayments under these obligations at June 30, 2015 are as follows:

2015 (remainder of year)	$669,005
2016	1,009,506
2017	410,116
2018	11,103
2019 and thereafter	9,613
$2,109,343

Stratex Oil & Gas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9 Convertible Notes Payable:

(A)	Series A Senior Secured Convertible Promissory Notes

From February 11, 2014 through April 10, 2014, the Company raised gross proceeds of $9,987,650 through the sale of units (the “Series A Units”) in a private offering (the “Series A Offering”). The purchase price for each Series A Unit was $50,000 and each Series A Unit consisted of (i) a 12% Series A Senior Secured Convertible Promissory Note in the principal amount of $50,000 (the “Series A Notes”) convertible into shares of common stock of the Company at a conversion price of $0.30 per share and (ii) a Series A warrant to purchase 33,333 shares of common stock of the Company at an exercise price of $0.30 per share (the “Series A Warrant”). All outstanding principal and interest of each Series A Note is due on February 11, 2016. The Series A Notes may be redeemed by the Company at any time following six (6) months after their respective issuance. If however, the Company elects to redeem the Series A Notes prior to the one (1) year anniversary date of the issuance of such Series A Note, the Company shall pay the holder all unpaid interest on the portion of the principal redeemed that would have been earned through such one (1) year anniversary date. Each Series A Note bears interest at 12% per annum and is due and payable quarterly, in arrears. The holder of each Series A Note may elect to convert the principal balance of the Series A Note into shares of common stock at any time following six (6) months after the issuance of such note. The Series A Notes are secured by a first lien on substantially all of the assets of the Company, including all present and future wells and working interests, on a pro-rata basis. As of June 30, 2015 the Company had not redeemed any Series A Notes and there were no conversions of the principal balance by note holders.

Beneficial Conversion Feature

The intrinsic value of certain convertible notes, when issued, gave rise to a beneficial conversion feature which was recorded as a discount to the notes of $1,613,642 to be amortized over the period from issuance to the date that the debt matures.

Warrants

Each investor participating in the Series A Offering received a Series A Warrant, exercisable for up to 33,333 shares of common stock for every $50,000 invested. The Series A Warrants are exercisable at $0.30 per share. The Series A Warrants expire five (5) years from the date of issuance. During the year ended December 31, 2014, and the period ended June 30, 2015, we issued Series A Warrants exercisable for up to 6,658,374 shares of our common stock to investors participating in the Series A Offering. The issuance of the Series A Warrants was recorded as a debt discount of $1,424,236 and is being amortized over the life of the Series A Note.

(B)	Series B Senior Secured Convertible Promissory Notes

From June 6, 2014 through August 20, 2014, the Company raised gross proceeds of $8,014,560 through the sale of units (the “Series B Units”) in a private offering (the “Series B Offering”). The purchase price for each Series B Unit was $50,000 and each Series B Unit consisted of (i) a 12% Series B Senior Secured Convertible Promissory Note in the principal amount of $50,000 (the “Series B Notes”) convertible into shares of common stock of the Company at a conversion price of $0.30 per share and (ii) a Series B warrant to purchase 33,333 shares of common stock of the Company at an exercise price of $0.30 per share (the “Series B Warrant”). All outstanding principal and interest of each Series B Note is due on June 6, 2016. The Series B Notes may be redeemed by the Company at any time following six (6) months after their respective issuance. If however, the Company elects to redeem the Series B Notes prior to the one (1) year anniversary date of the issuance of such Series B Note, the Company shall pay the holder all unpaid interest on the portion of the principal redeemed that would have been earned through such one (1) year anniversary date. Each Series B Note bears interest at 12% per annum and is due and payable quarterly, in arrears. The holder of each Series B Note may elect to convert the principal balance of the Series B Note into shares of common stock at any time following six (6) months after the issuance of such note. The Series B Notes are secured by a first lien on substantially all of the assets of the Company, including all present and future wells and working interests, on a pro-rata basis. The lien is pari-passu with the lien granted in favor of the holders of the Company’s outstanding Series A Notes. As of June 30, 2015 the Company had not redeemed any Series B Notes and there were no conversions of the principal balance by note holders.

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

As part of the merger with Richfield, on December 1, 2014, the Company agreed to assume two (2) convertible notes.

The first note was initially issued on September 5, 2013, the Company raised gross proceeds of $1,310,000 through issuance of a secured convertible promissory note to a single investor. The Note was increased to $3,194,972 as of May 1, 2014. The interest rate on 12% per annum due on or before June 30, 2016. The holder of Note may elect to convert the principal balance of the Note into shares of common stock at any time at a conversion price of $0.25 per share. The Note is secured by a first lien on substantially all of the assets of Richfield Oil & Gas Company, including all present and future wells and working interests, on a pro-rata basis. This Note is subject to a pari passu Intercreditor Agreement between the Series A and Series B Note Holders which was joined by the Wendell Y. M. Lew Revocable Living Trust on July 10, 2014.

Warrants

The Wendell Y. M. Lew Revocable Living Trust was issued Warrants, exercisable for up to 3,600,000 shares of common stock. The exercise price is $0.25 per share. The Warrants expire May 1, 2017. The issuance of the Warrants was recorded as a debt discount of $545,466 and were expensed at the time of issuance.

The second note was initially issued on May 15, 2014, the Company raised gross proceeds of $352,685 through issuance of a secured convertible promissory note to a single investor. The interest rate on 12% per annum due on or before May 31, 2015. The holder of Note may elect to convert the principal balance of the Note into shares of common stock at any time at a conversion price of $0.25 per share. The Note is secured by a first lien on substantially all of the assets of Richfield Oil & Gas Company, including all present and future wells and working interests, on a pro-rata basis. This Note is subject to a pari passu Intercreditor Agreement between the Series A and Series B Note Holders which was joined by the Wendell Y. M. Lew Revocable Living Trust on July 10, 2014. On June, 2014, the Company issued 218,000 shares to convert $54,000 of the principal balance, and On November 16, 2014, the Company issued 800,000 shares to convert $160,000 of the principal balance, leaving an ending balance including accrued interest of $138,182 at May 31, 2015.

On June 1, 2015 the note was extended under the same terms until July 31, 2015. The conversion rate into share of common stock was reduced from $0.25 per share to $0.10 per share and 250,000 warrants with an exercise price of $0.10 were issued. The transaction was accounted for under ASC 470-50-40 Extinguishment Accounting and generating a loss on extinguishment of debt of $1,758 for the three months ended June 30, 2015.

The following is a summary of Convertible Notes Payable:

June 30, 2015

Convertible notes payable	$21,328,098
Debt discount	(1,485,304)
Convertible notes payable, net of debt discount	19,842,794
Less current maturities	(19,842,794)
Long-term convertible notes payable, net	$-

Future minimum debt repayments under these obligations at June 30, 2015 are as follows:

2015 (remainder of year)	$130,916
2016	21,197,182
2017 and thereafter	-
$21,328,098

D)	Debt Issuance Costs

Debt issuance costs, net are as follows:

Balance - January 1, 2014	$-
Debt issuance costs incurred in 2014	2,853,541
Amortization of debt issuance costs	(958,163)
Balance – December 31, 2014	$1,887,378
Debt issuance costs incurred in 2015	8,000
Amortization of debt issuance costs	(737,727)
Balance - June , 2015	$1,157,651

Stratex Oil & Gas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10 Stockholders’ Equity (Deficit):

(A)	Preferred Stock

During the six months ended June 30, 2015 the Company did not issue any shares of preferred stock.

(B)	Common Stock

During the six months ended June 30, 2015, the Company issued the following common stock:

Transaction Type	Quantity of Shares	Valuation	Range of Value per Share
Common stock issued for services	400,000	$54,000	$0.135
Common stock issued to settle liabilities	2,100,000	283,500	$0.135
Common Stock issued to settle lawsuit and abandon lease	1,333,333	$133,333	$0.10
Common stock issued for exercise of warrants	350,000	$31,500	$0.35
Common stock cancelled	(1,782,266)	(17,823)	$0.01
Total	2,401,067	$484,510	$0.01-0.35

(C)	Warrants

The following is a summary of the Company’s warrant activity during the six months ended June 30, 2015:

	Warrants	Weighted Average Exercise Price

Outstanding – January 1, 2015	33,450,677	$0.34
Exercisable – January 1, 2015	33,450,677	$0.34
Granted	250,000	$0.10
Exercised	525,000	$0.35
Expired/Cancelled	(1,593,061)	$1.65
Outstanding – June 30, 2015	31,582,606	$0.27
Exercisable – June 30, 2015	31,582,606	$0.27

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10 - $5.00	31,582,606	3.17 years	$0.27	31,582,606	$0.27

At June 30, 2015 and 2014 there was no intrinsic value of warrants outstanding and exercisable.

(D)	Options

The following is a summary of the Company’s option activity during the six months ended June 30, 2015:

	Options	Weighted Average Exercise Price

Outstanding – January 1, 2015	17,850,000	$0.21
Exercisable – January 1, 2015	15,225,000	$0.19
Granted	4,000,000	$0.15
Exercised	-	$-
Forfeited/Cancelled	(9,800,000)	$0.23
Outstanding – June 30, 2015	12,050,000	$0.17
Exercisable – June 30, 2015	10,800,000	$0.15

Stratex Oil & Gas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Options Outstanding				Options Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.08-$0.30	12,050,000	5.63 years	$0.17	10,800,000	$0.15

At June 30, 2015 and 2014 there was no intrinsic value of options outstanding and exercisable.

(E)	Treasury Stock

There were no treasury stock transactions during the six months ended June 30, 2015.

Note 11 Commitments and Contingencies:

Litigations, Claims and Assessments

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

In or about June 2013 Baker Hughes filed an action for services rendered to Hewitt Operating Inc. captioned Baker Hughes Oilfield Operations, Inc. v Hewitt Operating Inc. Case number 01-14-0000-1596. In 2014 Baker Hughes and Hewitt Operating Inc. reached a settlement whereby Hewitt Operating Inc made monthly payments to Baker Hughes to retire the obligation. In April 2015 Hewitt Operating Inc. paid the last payment to Baker Hughes. In June 2015 Baker Hughes claimed that an additional sum of approximately $26,500 was due. Pursuant to the settlement agreement Baker Hughes has requested that the matter be arbitrated. An initial hearing for arbitration is scheduled for August 12, 2015.

In 2013 an individual Aaron Kilgariff performed services for Richfield Oil & Gas Company in the State of Kansas. In 2014 Mr. Kilgariff filed an action in the District Court of Sumner County, Kansas case number 2014-CV-71 captioned AKK, LLC v Hewitt Energy Group, LLC for compensation of services, Richfield Oil & Gas Company filed a counterclaim for damages for work that was not properly performed. The amount which is being sought is approximately $36,000.

On June 19, 2015 Itasca Energy LLC filed an action for a Temporary Restraining Order in the District Court of Harris County, Texas Judicial District 234, against Stratex Oil and Gas Holdings, Inc. and First Rock I, LLC. This matter arises over a dispute between the parties regarding the terms of a Joint Development Agreement entered between the parties in March 2015. The Temporary Restraining Order was denied. On July 24, 2015 Itasca Energy LLC renewed its request for a Temporary Restraining Order again in the Harris County, Texas District Court Judicial District 234. This second request was also denied. The parties have requested that this matter be set for Mediation as provided for within the Joint Development Agreement. Stratex contends that Itasca has breached the Joint Development Agreement by failing to provide the information required and that Itasca has not earned the right to proceed with the drilling of additional wells under the term of the Joint Development Agreement. Arbitration is to be scheduled.

On July 7, 2015 the State of Illinois has set a hearing for Stratex Oil and Gas Holdings, Inc. formerly Richfield Oil & Gas Company to appear at the Secretary of State Office, Securities Department. Case number C1300334. The hearing concerns the selling of common stock in June 2012. The Company contends that all representations were accurate at the time of the Sale of the Common Stock. The Company will defend this matter at the hearing.

Stratex Oil & Gas Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Litigation in the Ordinary Course

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

On April 28, 2015 the Board of Directors of the Company, accepted the resignation of Alan D. Gaines, our Executive Chairman of the Board and Board Member. Mr. Gaines resigned in order to pursue other business opportunities. The Company and Mr. Gaines signed a Separation Agreement whereby Mr. Gaines agreed to return 1,782,266 shares of the Company’s common stock and 6,300,000 warrants vested or unvested owned by Mr. Gaines are cancelled.

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

There were no payments to Radnor during the six months ended June 30, 2015. During the six months ended June 30, 2014 the Company paid to Radnor fees of $658,551 and issued to Radnor 2,195,187 warrants to purchase common stock that expire five (5) years from the date of issuance with an exercise price of $0.30 per share.

The Company entered into a Financial Advisory and Investment Banking Agreement with Radnor Research & Trading Company, LLC (“Radnor”) effective May 29, 2015 (the “Radnor Finder’s Fee Agreement”). Pursuant to the Radnor Finder’s Fee Agreement, Radnor acted as the Company’s financial advisor and placement agent to assist the Company in connection with the referral of one or more Counterparties involving the Company engaging in certain transactions.

During the six months ended June 30, 2015 the Company paid to Radnor fees of $85,000 related to these transactions under the Finder’s Fee Agreement. There were no payments to Radnor during the six months ended June 30, 2014.

Joint Development Agreements

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

On March 31, 2015, the Company entered into a Commercial Term Sheet with Eureka Petroleum Corp. (‘Eureka”) to sell to Eureka an undivided 50% of the Company’s retained BWI under the JDA with IT discussed above, increasing to an undivided 75% of the Company’s retained BWI in the two Excluded Wells. The agreed purchase price is $3,300,000, together with a carry of the Company’s share of all costs for completion of the two Excluded Wells. Eureka has paid a $500,000 non-refundable deposit to the Company, together with $25,000 of costs for the initial re-entry and preliminary testing of the Excluded Wells. An additional non-refundable deposit of $600,000 is was received on July 2, 2015, with the remaining $2,200,000 of the purchase price scheduled to be paid during July, 2015. Completion operations are scheduled to commence in July, 2015, on the first of the two Excluded Wells, known as the BPH Matthews #1H Well, which was previously drilled to the Pearsall formation. Completion operations on the second Wells, known as the Matthew #2501, which was previously drilled to the San Miguel formation, are scheduled to commence in during 2015

Note 12 Subsequent Events:

On June 19, 2015 Itasca Energy LLC filed an action for a Temporary Restraining Order in the District Court of Harris County, Texas Judicial District 234, against Stratex Oil and Gas Holdings, Inc. and First Rock I, LLC. This matter arises over a dispute between the parties regarding the terms of a Joint Development Agreement entered between the parties in March 2015. The Temporary Restraining Order was denied. On July 24, 2015, Itasca Energy LLC renewed its request for a Temporary Restraining Order again in the Harris County, Texas District Court Judicial District 234. This second request was also denied. The parties have requested that this matter be set for Mediation as provided for within the Joint Development Agreement. Stratex contends that Itasca has breached the Joint Development Agreement by failing to provide the information required and that Itasca has not earned the fight to proceed with the drilling of additional wells under the term of the Joint Development Agreement. Arbitration is to be scheduled.

On June 23, 2012 the Company was notified that the SEC had questions regarding its Form 10-K for the Fiscal Year Ended December 31, 2014. On July15, 2015 the Company responded to the questions contained in the letter and filed an Amended 10 K/A for the period ending December 31, 12015 and an Amended Engineering Report for the period ending December 31, 2015 on July 17, 2015.

On July 7, 2015 the State of Illinois sent a Notice of Hearing for Stratex Oil and Gas Holdings, Inc. formerly Richfield Oil & Gas Company, to appear at the Secretary of State Office Securities Department, on September 16, 2015. This matter is identified as Case number C1300334. The hearing relates to the selling of common stock in June 2012. The security Department contends that the Company represented that the Company represented that the oil production was 100 bbls per day and that the actual production was 28 barrels per day. The Company contends that all representations were accurate at the time of the Sale of the Common Stock.

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

The Company currently owns, as of June 30, 2015, an interest in 60 wells, 47 of which account for the Company’s present net production and cash flow. Currently, we hold approximately 32,885 net leasehold acres in Roosevelt and Sheridan Counties, Montana, Williams, Billings, Divide, Mountrail, Golden Valley and Stark Counties, North Dakota, Weld County, Colorado, Stafford, Sumner, Ford, and Lane Counties, Kansas, Rich, Juab and Sanpete Counties, Utah, Uintah County, Wyoming, and Zavala County, Texas.

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

Results of Operations for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014:

Revenues:

We generated revenues of $284,694 for the three months ended June 30, 2015 compared to $320,693 for the three months ended June 30, 2014. This decrease in revenues of $36,000 or 11% was caused by precipitous decrease in oil prices from the prior year. This was offset by a sales volume increase as a result of the merger of the Company with Richfield on December 1, 2014.

Operating Expenses:

●	Production expense was $206,560 for the three months ended June 30, 2015 compared to $140,791 for the three months ended June 30, 2014. The increase in expenses of $65,769 or 47% reflects an increase in the number of producing wells as a result of one of the merger of the Company with Richfield on December 1, 2014.

●	General and administrative expense was $1,048,559 for the three months ended June 30, 2015 compared to $2,887,788 for the three months ended June 30, 2014. The overall $1,839,229 decrease in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

	●	A decrease in legal, accounting and professional fees of $469,919 or 67%. In the prior year the Company incurred higher legal and consulting fees due to the Company negotiating and entering into multiple Joint Development Agreements, the commencement of the Company’s private offering and merger with Richfield.

	●	An increase in Insurance expenses of $31,184 or 999% as a result of the Company’s merger with Richfield.

	●	An decrease in Travel and travel related expenses of $28,944 or 31% as a result of the completion of the Company’s merger with Richfield and the reduced need for travel.

	●	An increase in Rent expenses of $32,842 or 868% as a result of the Company’s additional lease requirements as part of the merger with Richfield.

	●	An increase of payroll and payroll related expenses of $54,681 or 29% that was attributed to an increase in FTE as a result to merger of the Company with Richfield on December 1, 2014.

	●	A decrease in Stock based compensation of $1,334,120 as a result of the Company’s FTE as a result to merger of the Company with Richfield on December 1, 2014. This was slightly offset by additional amortization of employee option agreements and additional stock awards from the previous year.

	●	A decrease in all other general and administrative expenses in the amount of $24,954 or 15%.

●	Depletion, depreciation and amortization expense was $112,861 for the three months ended June 30, 2015 compared to $24,188 for the three months ended June 30, 2014. The increase in expense reflects an increase in total oil production as a result of the merger of the Company with Richfield on December 1, 2014 coupled with an increase in the per barrel depletion rates as a result of the Company reserve reports as compared to the three months ended June 30, 2014.

●	Impairment of oil and gas assets was $0 for the three months ended June 30, 2015, and $0 for the three months ended June 30, 2014.

●	Loss on abandonment of oil and gas assets was $0 for the three months ended June 30, 2015, and $318,800 for the three months ended June 30, 2014. The prior year abandonment was recognized to reflect the Company’s termination of its Callahan County Joint Development Agreement

Other Income and (Expense):

Other Income (Expense)-net: Other income (expenses) consists primarily of gains and losses on the change in fair value of derivative liabilities, gains and losses on sale of oil and gas properties/interests and interest expense all primarily related to the Company’s convertible promissory notes, traditional notes and warrant issuances.

Other income (expenses) - net decreased by $5,738,878 to ($7,391,452) for the three months ended June 30, 2015 as compared to other income (expenses) - net of $(1,652,574) for the three months ended June 30, 2014. For the three months ended June 30, 2015 other income (expenses) consisted of ($1,664,562) in interest expense, a gain on change in fair value of derivative liabilities of $5,058, and a loss on sale of gas and oil properties of ($5,730,240) and loss on extinguishment of debt of ($1,708). For the three months ended June 30, 2014 other income (expenses) consisted of ($1,762,649) in interest expense, a gain on change in fair value of derivative liabilities of $17,322, a gain on sale of oil and gas interests of $0, a gain on settlement of liabilities of $84,600, and other income of $82.

Results of Operations for the Six months ended June 30, 2015 as compared to the Six months ended June 30, 2014:

Revenues:

We generated revenues of $594,422 for the six months ended June 30, 2015 compared to $419,050 for the six months ended June 30, 2014. This increase in revenues of $175,372 or 42% The increase in expenses reflects an increase in the number of producing wells as a result of one of the merger of the Company with Richfield on December 1, 2014 and was offset by the precipitous drop in oil prices.

Operating Expenses:

●	Production expense was $518,087 for the six months ended June 30, 2015 compared to $181,730 for the six months ended June 30, 2014. The increase in expenses of $336,357 or 185% reflects an increase in the number of producing wells as a result of one of the merger of the Company with Richfield on December 1, 2014.

●	General and administrative expense was $1,727,987 for the six months ended June 30, 2015 compared to $3,666,396 for the six months ended June 30, 2014. The overall $1,938,409 decrease in general and administrative expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

	●	A decrease in legal, accounting and professional fees of $850,000 or 69%. In the prior year the Company incurred higher legal and consulting fees due to the Company negotiating and entering into multiple Joint Development Agreements, the commencement of the Company’s private offering and merger with Richfield.

	●	An increase in Insurance expenses of $57,277 or 363% as a result of the Company’s merger with Richfield.

	●	A decrease in Travel and travel related expenses of $32,625 or 22% as a result of the completion of the Company’s merger with Richfield and the reduced need for travel.

	●	An increase in Rent expenses of $74,472 or 760% as a result of the Company’s additional lease requirements as part of the merger with Richfield.

	●	An increase of payroll and payroll related expenses of $192,127 or 64% that was attributed to an increase in FTE as a result to merger of the Company with Richfield on December 1, 2014.

	●	A decrease in Stock based compensation of $1,289,968 or 72% as a result of the Company’s FTE as a result to merger of the Company with Richfield on December 1, 2014. This was slightly offset by additional amortization of employee option agreements and additional stock awards from the previous year.

	●	A decrease in all other general and administrative expenses in the amount of $104,687 or 56%.

●	Depletion, depreciation and amortization expense was $291,519 for the six months ended June 30, 2015 compared to $41,707 for the six months ended June 30, 2014. The increase in expense reflects an increase in total oil production as a result of the merger of the Company with Richfield on December 1, 2014 coupled with an increase in the per barrel depletion rates as a result of the Company reserve reports as compared to the six months ended June 30, 2014.

●	Impairment of oil and gas assets was $705,330 for the six months ended June 30, 2015, and $0 for the six months ended June 30, 2014.

●	Loss on abandonment of oil and gas assets was $331,405 for the six months ended June 30, 2015, and $318,800 for the six months ended June 30, 2014.

Other Income and (Expense):

Other Income (Expense)-net: Other income (expenses) consists primarily of gains and losses on the change in fair value of derivative liabilities, gains and losses on sale of oil and gas properties/interests and interest expense all primarily related to the Company’s convertible promissory notes, traditional notes and warrant issuances.

Other income (expenses) - net decreased by $7,427,194 to ($9,020,790) for the six months ended June 30, 2015 as compared to other income (expenses) - net of $(1,593,596) for the six months ended June 30, 2014. For the six months ended June 30, 2015 other income (expenses) consisted of ($3,305,068) in interest expense, a gain on change in fair value of derivative liabilities of $108,303, a loss on sale of gas and oil properties of ($5,730,240), a loss on settlement of liabilities of ($92,077) and loss on extinguishment of debt of ($1,708). For the six months ended June 30, 2014 other income (expenses) consisted of ($2,087,675) in interest expense, a gain on change in fair value of derivative liabilities of ($72,094) Warrant amendment expense of ($14,755), a gain on sale of oil and gas interests of $450,000, a gain on settlement of liabilities of $83,600, and other income of $39,257.

Liquidity and Capital Resources:

We have incurred net operating losses and operating cash flow deficits since inception, continuing through the second quarter of 2015. We are in the early stages of acquisition and development of oil and gas leaseholds and properties, and we have been funded primarily by a combination of equity issuances and debt, and to a lesser extent by operating cash flows, to execute on our business plan of acquiring working interests in oil and gas properties and for working capital for production. At June 30, 2015, we had cash and cash equivalents totaling $104,104.

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

Our condensed consolidated financial statements for the six months ended June 30, 2015 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

Cash Flows from Operating Activities

Cash used in operating activities was $1,965,146 for the six months ended June 30, 2015, as compared to cash provided by operating activities of $1,654,405 during the six months ended June 30, 2014. The increase in cash provided by operating activities during the six months ended June 30, 2015 as compared to June 30, 2014 is primarily due to increases in rent, salaries, interest, and payroll related expenses.

Cash Flows from Investing Activities

Cash provided by investing activities for the six months ended June 30, 2015 was $19,426 as compared to cash used in investing activities of $4,873,028 during the six months ended June 30, 2014. The net decrease is primarily due to a significant decrease in capital acquisition spending during the period as compared to the same period in 2014.

Cash Flows from Financing Activities

Total cash provided by financing activities was $76,608 for the six months ended June 30, 2015 and was derived from the repayment of debt and subsequent proceeds from various notes payable and convertible debt, as compared to $12,250,280 during the six months ended June 30, 2014. Total net cash provided by financing activities during the six months ended June 30, 2014 was from various debt and equity offerings. For more details about these debt and equity financings, see Notes to the Condensed Consolidated Financial Statements.

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

The Company incurred approximately $336,160 in development costs related to the purchase and development of working interest in wells during the six months ended June 30, 2015. Unrelated to any potential acquisitions or advances to be made to Richfield under the Loan Agreement, the Company expects to incur maintenance and operating costs of approximately $45,000 to $60,000 per month for the next twelve months to maintain these assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the disclosures required by this item.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Administrative Officer (“CAO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. The CEO and CAO have concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 31, 2015 the Company issued 1,333,333 shares of unregistered common stock to Eagleford Energy Corp in settlement of litigation between the Company and Eagleford Energy Corp. The shares were issued at $0.10 per share.

On April 28, 2015 the Company issued 350,000 shares of unregistered common stock for the exercise of warrants by a consultant of the Company. The shares were issued at $0.15 per share.

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

STRATEX OIL & GAS HOLDINGS, INC.

Date: August 14, 2015	By:	/s/ Stephen Funk
Stephen Funk
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 14, 2015	By:	/s/ Michael J. Thurz
Michael J. Thurz
Chief Administrative Officer
(Principal Financial Officer)

